Form 10-Q
period 1996-03-31
BLC FINANCIAL SERVICES INC
filed 1996-05-14
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

                Commission file number 1-8185

                          BLC FINANCIAL SERVICES, INC.
- - --------------------------------------------------------------------------------

           Delaware                                       75-1430406
- - --------------------------------------------------------------------------------
(State of other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification Number)

919 Third Avenue, 17th Floor, New York, New York      10022
- - --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 212-751-5626

                                      None
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at March 31, 1996
      -----                                -----------------------------

Common stock $.01 par value                         16,882,052

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          The accompanying financial statements and information are submitted as required by Form 10-Q. The financial information does not include all disclosures that are required by generally accepted accounting principles.

          In the opinion of management, all adjustments that are necessary to present fairly, the financial position of BLC Financial Services, Inc. (the "Company") for the periods included, have been made.

                          BLC FINANCIAL SERVICES, INC.

                          PART I FINANCIAL INFORMATION

                        NINE MONTHS ENDED MARCH 31, 1996

PART I -  FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS


                                                      March 31,        June 30,
                                                        1996            1995
                                                    -----------      -----------

Loans receivable, net                               $11,661,986      $ 9,717,402

Cash                                                    172,634          125,368

Restricted cash                                         142,623           87,459

Accounts receivable - loans sold                      2,555,705          309,375

Accounts and other receivables                          135,266          136,196

Prepaid expenses                                          5,527

Furniture and equipment, net of
   accumulated depreciation                             140,558           47,740

Deferred financing costs, net of
   accumulated amortization                              50,332           72,971

Security deposits                                        20,533           18,976
                                                    -----------      -----------

TOTAL ASSETS                                        $14,885,164      $10,515,487
                                                    ===========      ===========




              The accompanying notes are an integral part of these
                             financial statements.

PART I -  FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       March 31,      June 30,
                                                    ------------   ------------
                                                         1996           1995
                                                    ------------   ------------
LIABILITIES

   Notes payable                                    $  9,466,789   $  5,084,200
   Accounts payable & accrued expenses                   397,924        487,929
   Debt                                                  586,265      1,582,420
   Customer deposits                                     152,262        100,517
   Minority Interest                                     658,862        653,008
                                                    ------------   ------------

TOTAL LIABILITIES                                     11,262,102      7,908,074
                                                    ------------   ------------

Commitments and contingencies (Note 3)

SHAREHOLDERS' EQUITY

   Preferred Stock, $10 par value:
     Authorized - 2,000,000 shares
     Issued and outstanding - none
   Common Stock, $0.01 par value:
     Authorized - 35,000,000 shares
     Issued and outstanding - 16,882,052 shares
     March 31, 1996 and 13,178,348 shares June
     30, 1995                                            168,820        131,783
   Additional paid in capital                          6,391,576      5,428,613
   Deficit                                            (2,937,334)    (2,952,983)
                                                    ------------   ------------
                                                       3,623,062      2,607,413
                                                    ------------   ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 14,885,164   $ 10,515,487
                                                    ============   ============



              The accompanying notes are an integral part of these
                             financial statements.

PART I -  FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC
                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996


                                   (Unaudited)

                                                   Common Stock              Additional
                                                     Number of                 Paid in         Accumulated
                                             Shares            Amount          Capital           Deficit           Total
                                        -----------------------------------------------------------------------------------

Balance, as previously reported,
   June 30, 1995                              11,369,527      $113,695      $ 5,446,601       $(2,872,620)      $ 2,687,676

Pooling of interest (Note 5)                   1,808,821        18,088          (17,988)          (80,363)      $   (80,263)
                                              ----------      --------      -----------       -----------       -----------

Balance, as restated, June 30, 1995           13,178,348       131,783        5,428,613        (2,952,983)        2,607,413

Net income for the nine months
   ended March 31, 1996                                                                            15,649            15,649

Issuance of common stock                       3,703,704        37,037          962,963              --           1,000,000
                                              ----------      --------      -----------       -----------       -----------

Balance, March 31, 1996                       16,882,052       168,820        6,391,576        (2,937,334)        3,623,062
                                              ==========      ========      ===========       ===========       ===========



              The accompanying notes are an integral part of these
                             financial statements.

PART I -  FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)


                                                 Three months ended         Nine months ended
                                                      March 31,                 March 31,
                                                 1996         1995          1996          1995
                                                 ----         ----          ----          ----
 REVENUES:
  Gain on sale of loans                     $   572,114  $   224,988  $    867,545   $   882,935
   Interest income                              340,731      215,520       954,337       526,050
   Service fee income                           143,113      107,112       394,560       281,460
   Miscellaneous                                 45,175       18,820        81,755        69,709
                                            -----------  -----------  ------------   -----------
                                              1,101,133      566,440     2,298,197     1,760,154
                                            -----------  -----------  ------------   -----------

EXPENSES
   Operating costs                              659,007      393,131     1,520,990     1,141,541
   General and administrative                   173,411       14,609       227,397       102,825
   Interest                                     166,257       83,530       633,225       180,248
   Minority interest in net income
     of subsidiary                               15,198       15,719         5,854        50,524
                                            -----------  -----------  ------------   -----------
                                              1,013,873      506,989     2,387,466     1,475,138
                                            -----------  -----------  ------------   -----------

NET INCOME BEFORE
   EXTRAORDINARY ITEM                            87,260       59,451       (89,269)      285,016

EXTRAORDINARY ITEM
   Gain on extinguishment of debt (Note 4)      104,918         --         104,918          --
                                            -----------  -----------  ------------   -----------

NET INCOME                                      192,178       59,451        15,649       285,016
                                            ===========  ===========  ============   ===========

NET INCOME BEFORE EXTRAORDINARY
   ITEM PER COMMON SHARE                    $      0.01  $      0.00  $      (0.01)  $      0.02
                                            ===========  ===========  ============   ===========

NET INCOME  PER COMMON SHARE                $      0.01  $      0.00  $       0.00   $      0.02
                                            ===========  ===========  ============   ===========

Weighted average number of common
   shares and equivalents outstanding        13,748,149   13,638,995    13,366,900    13,638,995
                                            ===========  ===========  ============   ===========



              The accompanying notes are an integral part of these
                              financial statements.

PART I -  FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net income                                        $    15,649   $   285,016

   Adjustments to reconcile net income to
       net cash provided by (used in)
      operating activities:
      Depreciation                                        14,267        29,573
      Amortization                                        22,639        11,520
      Minority interest in profits                         5,854        50,524
      Provision for loan losses                           75,302       125,172
      Extraordinary item, gain on
       extinguishment of debt                           (104,918)

   Changes in assets and liabilities:
      Loans receivable, net                           (2,008,419)   (2,889,828)
      Accounts receivable - loans sold                (2,246,330)    1,070,016
      Accounts and other loans receivable                    930       (27,539)
      Prepaid expenses                                    (5,527)         --
      Security deposits                                   (1,557)         --
      Accounts payable & accrued expenses                 14,913       339,648
      Deferred income                                     (6,954)       31,523
      Customer deposits                                   51,745          --
      Net liabilities for discontinued operations           --         (27,664)
                                                     -----------   -----------

Net cash provided by (used in) operating activities   (4,172,406)   (1,002,039)

Cash flows from investing activities:
   Acquisition of equipment                             (107,085)      (15,861)
                                                     -----------   -----------
Subtotal                                             $(4,279,491)  $(1,017,900)
                                                     -----------   -----------




              The accompanying notes are an integral part of these
                             financial statements.

PART I -  FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                          1996          1995
                                                          ----          ----

Balance forward                                      $ (4,279,491)  $(1,017,900)
                                                     ------------   -----------

Cash flows from financing activities:
   Proceeds from notes payable                         12,656,962     6,763,590
   Proceeds from issuance of debentures                      --         600,000
   Principal payments on notes payable                 (8,274,373)   (6,203,654)
   Principal payments on debentures                    (1,000,668)       (4,350)
   Advances for deferred financing costs                     --         (39,539)
   Securities registration costs                                        (51,309)
   Proceeds from issuance of common stock (Note 4)      1,000,000          --
                                                     ------------   -----------

Net cash provided by (used in) financing activities     4,381,921     1,064,738
                                                     ------------   -----------

Net increase (decrease) in cash                           102,430        46,838

Cash - beginning of period                                212,827        57,357
                                                     ------------   -----------

Cash - end of period                                 $    315,257   $   104,195
                                                     ============   ===========

Non cash transactions

   Conversion, loans payable to debentures payable           --         500,000
                                                     ============   ===========

Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense      $    628,158   $   180,248
                                                     ============   ===========



              The accompanying notes are an integral part of these
                             financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

     Principles of consolidation and preparation

     The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the Company), its wholly owned corporate subsidiaries and, its majority owned partnership (the "Partnership"). The Company acquired a majority of the Partnership in 1990. The Company's ownership interest in the Partnership at December 31, 1995 was approximately 88%.

     Business operations

     The Company is primarily engaged in the business of making and servicing loans to small businesses under the Section 7A Guaranteed Loan Program sponsored by the United States Small Business Administration.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

1. BASIS OF PRESENTATION  (continued)

     Revenue recognition

     At origination, the Company determines the estimated fair value of the guaranteed and unguaranteed portions of the loan and the excess servicing rights, if any. The cost allocated to each component is based upon the relative fair values. Upon sale of the guaranteed portion of the loan, the Company recognizes the lesser of the premium received or the difference between the sales price and the cost allocated to this component. The excess of the premium received over the gain recognized, if any, is deferred and amortized into income over the life of the loan.

     The Company ceases to accrue interest income on loan receivables which become 30 days delinquent. Gains on the sale of loan receivables are recorded on the settlement date using the specific identification method.

     Per share information

     Income per share was computed using the weighted average number of shares and common stock equivalents outstanding during the period. Fully diluted earnings per share is not presented as the effect would be immaterial or antidilutive.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)



2.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses for the nine months ended March 31, 1996 and 1995 are as follows:

                                                       1996              1995
                                                       ----              ----

Balance at June 30                                  $ 710,748         $ 567,489
Provision for loan losses                              75,302           108,185
Reclassification of deferred income attributable
  to non-performing loans                               - 0 -            36,382
Write-off                                             (72,916)          (21,395)
Recoveries                                              - 0 -             2,000
                                                    ---------         ---------

Balance at March 31                                 $ 713,134         $ 692,661
                                                    =========         =========

3.  COMMITMENTS AND CONTINGENCIES:

     a. Litigation

     The Company is a defendant in a lawsuit, filed in July 1995, with an affiliate of the former minority partner of Business Loan Center G.P. seeking approximately $475,000 primarily in connection with certain expenses incurred prior to the Company's acquisition of the subsidiary. Management is vigorously contesting this matter. While the outcome cannot be determined, the Company has accrued $100,000 for this matter.

     The Partnership has been named as defendant in a lawsuit arising out of the normal course of business activities seeking approximately $100,000. Management is vigorously contesting this matter. The outcome cannot be determined, and no provision for any liability that may result has been made in the financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

4.   EXTRAORDINARY ITEM

     Gain on extinguishment of debt

     On March 18, 1996, the Company, in a private placement transaction, issued 3,703,704 of its common stock for $ 1,000,000. These proceeds were used to repay $1,000,000. in debentures issued in 1994 and 1995. In addition, the debenture holders agreed to forgive the accrued interest on this debt totaling $104,918. This sum has been classified as an extraordinary item.

5.   POOLING OF INTEREST

     On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. exchanged 1,808,821 shares of its common stock for all of the issued and outstanding common stock of Southeastern 1st Financial Network, Inc.(Southeastern). The transaction has been accounted for as a pooling of interest. Accordingly, the consolidated balance sheet as of June 30, 1995 has been restated. However, since Southeastern's operations commenced in April 1995, the statements of income for the three months ended and nine months ended March 31, 1995 have not been restated.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1996

Results of Operations:
Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

The Company recorded net income of $192,178 (or $.01 per share) for the three months ended March 31, 1996, as compared to net income of $59,451 (or $.00 per share) for the three months ended March 31, 1995.

Revenues for the three months ended March 31, 1996, which approximated $1,101,133, increased by 94% from the prior year's period due primarily to higher premium, servicing and interest income generated from Business Loan Center's serviced loan portfolio. This is directly attributable to (i) a 25% increase in the loan portfolio, which approximated $62.0 million at March 31, 1996, as compared to approximately $49.6 million at March 31, 1995, and (ii) the increased volume of loans originated and sold in the secondary market for gains of approximately $572,114, a 154% increase from the quarter ended March 31, 1995.

Interest income increased from $215,520 for the three months ended March 31, 1995 to $340,731 for the three months ended March 31, 1996, or by 58%. This resulted from a 34% increase in the unguaranteed or retained loan portfolio, which approximated $12.5 million at March 31, 1996 as compared to $9.3 million at March 31, 1995. Substantially all performing loans at March 31, 1996 were carrying interest rates between 11% and 11-3/4%, which is consistent with the prior year's period.

Service fee income, which increased by 34% from the prior year's quarter, approximated $143,113 at March 31, 1996. This increase directly resulted from the increased performing loan portfolio and the receipt of additional servicing fees of between 1.0% to 2.6% per annum on longer maturity loans. Approximately 85% of the loans originated during the quarter ended March 31, 1996 had maturities exceeding twenty (20) years.

Loans in the aggregate principal amount of $5,721,337 were originated during the three months ended March 31, 1996, as compared to loans in the aggregate principal amount of $3,284,500 for the three months ended March 31, 1995, representing a 74% increase in origination activities during the referenced periods. The SBA guaranteed principal amount of the loans originated during the three months ended March 31, 1996 aggregated $4,844,569, as compared to aggregate guaranteed principal of $2,525,625 for the prior year's period. In addition to the newly originated loans, two loans, which aggregated $1,040,000 and originated in prior periods, completed final disbursement and were available for sale in the secondary market during the quarter ended March 31, 1996. Of

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1996

Results of Operations:
Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995 (continued)

those loans originated and/or completely funded during the quarter ended March 31, 1996, substantially all were sold in the secondary market immediately subsequent to the closing of each loan, resulting in gains on the sale of loans of $572,114 for the three months ended March 31, 1996, as compared to gains of $224,988 for the prior year's period. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

The increase in loan origination activities and the accompanying increase in gains on the sale of loans in the secondary market during the quarter ended March 31, 1996 was a direct result of (i) the recent acquisition of a loan origination company, headquartered in Richmond, Virginia, and (ii) the resolution of the federal budget impasse, and the termination of the temporary government furlough, which occurred during the later months of 1995. More specifically, on February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc., acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. in exchange for 1,808,821 shares of the Company's common stock. With respect to the effects of legislative actions upon origination activities, the federal budget impasse and the governmental furlough which ensued during prior periods created a significant backlog in the loan origination and closing processes. This backlog was remedied during the quarter ended March 31, 1996.

At March 31, 1996, fifteen (15) loans in the approximate aggregate principal amount of $7.2 million had received both Business Loan Center and SBA approval and were awaiting settlement. An additional twenty-six (26) proposed loans in the approximate aggregate principal amount of $18.3 million had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

Operating expenses of the Company increased by 68% over the prior year's quarter due to the additional overhead costs resulting from the acquisition of Southeastern First Financial Network, Inc. Additionally, with the growth in loan origination activities, commission costs for the quarter ended March 31, 1996 increased to $186,962 from $80,659 for the prior year's quarter.

General and administrative expenses for the three months ended March 31, 1996 increased substantially from the three months ended March 31, 1995, as a result of (i) increased general expenses, including rent and insurance expenditures, resulting from the acquisition, and (ii) increased professional fees incurred in connection with the acquisition.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1996

Results of Operations:
Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995 (continued)

Interest expense increased during the three months ended March 31, 1996 as compared to the prior year's period, as Business Loan Center's borrowings under its bank line increased from the prior year's period to fund the continued growth in the loan portfolio.

In addition, during the quarter ended March 31, 1996, the Company repaid $1,000,000 in debentures. The debenture holders agreed to forgive the accrued interest on this debt, totaling $104,918, which has been classified as an extraordinary item.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1996

Results of Operations:
Nine Months Ended March 31, 1996 vs. Nine Months Ended March 31, 1995

The Company recorded net income of $15,649 (or $.00 per share) for the nine months ended March 31, 1996, as compared to net income of $285,016 (or $.02 per share) for the nine months ended March 31, 1995. Revenues for the nine months ended March 31, 1996 increased by approximately 31% from the prior year's period due to the growth in the Company's loan portfolio. As a result of this increased loan portfolio, interest and servicing income experienced substantial yields during the nine months ended March 31, 1996.

Interest income increased from $526,050 for the nine months ended March 31, 1995 to $954,337 for the nine months ended March 31, 1996, or by approximately 81%. This substantial increase resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans during the nine months ended March 31, 1996 were carrying interest rates between 11% and 11-3/4%, which is consistent with the prior year's period.

Service fee income increased from $281,460 for the nine months ended March 31, 1995 to $394,560 for the nine months ended March 31, 1996. This 40% increase directly resulted from the increased performing loan portfolio, as well as the effects of earning additional servicing fees of between 1% to 2.6% per annum on longer maturity loans.

Loans in the aggregate principal amount of $10,409,734 were originated during the nine months ended March 31, 1996, as compared to loans in the aggregate principal amount of $12,908,500 for the nine months ended March 31, 1995. The SBA guaranteed principal amount of the loans originated during the nine months ended March 31, 1996 aggregated $8,327,867, as compared to an aggregate guaranteed principal of $9,914,165 for the prior year's period. The guaranteed portions of substantially all of the loans were sold in the secondary market immediately subsequent to final disbursement. With the majority of secondary market sales earning premium yields of 10%, Business Loan Center recorded gains on the sale of loans of $867,545 for the nine months ended March 31, 1996, as compared to gains of $882,935, for the nine months ended March 31, 1995. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1996

Results of Operations:
Nine  Months  Ended  March  31,  1996 vs.  Nine  Months  Ended  March  31,  1995
(continued)

The decrease in loan origination activities, thus, the decline in gains on the sale of loans in the secondary market and the relative decrease in net income for the nine months ended March 31, 1996 directly resulted from the effects of the federal budget impasse, temporary SBA administrative actions, and the temporary government furlough during the later months of 1995. Additionally, as a result of the pooling of interests with respect to the acquisition of Southeastern First Financial Network, Inc., the Company restated its financial statements. Due to the restatement, expenses increased by approximately $204,000 from that which was previously reported for the six months ended December 31, 1995.

The governmental shutdown, resulting from the budget impasse, negatively impacted Business Loan Center's lending activities as new loan applications could not be processed by the SBA and approved but modified loans could not be closed, and therefore, could not be sold on the secondary market. Furthermore, from January 1, 1995 through October 12, 1995, the SBA administratively limited the maximum loan size of the 7(a) Loan Program to $500,000 from its original $1,000,000 size limit and temporarily eliminated the eligibility of refinancing of existing debt under the 7(a) Program. As a result of this administrative enactment, loan origination activities declined for those referenced periods, hence creating a significant backlog in the loan process. This backlog was only further compounded as a result of the federal budget impasse.

On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc., acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc in exchange for 1,808,821 shares of the Company's common stock. This transaction resulted in a pooling of interest and a restatement of financial statements to reflect the combined operations of these entities, effective April 1995, when Southeastern First Financial Network, Inc. commenced operations.

Operating expenses of the Company for the nine months ended March 31, 1996 increased by 33% over the prior year's period due to the additional overhead costs, including salaries and commission expenditures, associated with the acquisition of Southeastern First Financial Network, Inc. and the continued operations of BLC Financial Network, Inc.

General and administrative expenses for the nine months ended March 31, 1996 increased substantially from the nine months ended March 31, 1995, as a result of increased expenditures associated with the acquisition of Southeastern First Financial Network, Inc.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1996

Results of Operations:

Nine  Months  Ended  March  31,  1996 vs.  Nine  Months  Ended  March  31,  1995
(continued)

Interest expense increased during the nine months ended March 31, 1996 as compared to the prior year's period, as Business Loan Center's borrowings under its bank line and through affiliated sources increased from the prior year's period to fund the continued growth in the loan portfolio.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1996

Liquidity and Capital Resources

By actively engaging in commercial lending, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operations is currently provided by loan collections, loan sales, and short and long-term borrowings.

The Company currently maintains a dual purpose $10,000,000 bank line with a New York Bank which provides financing of both the guaranteed and unguaranteed portions for loans made and to be made by the Company. The line provides two separate facilities that included a $2.5 million warehouse line to fund the guaranteed portion of new loans at an interest rate equal to 2.75% above the prime rate, and a credit line to fund approximately 50% of the unguaranteed portion of new loans at an interest rate equal to 3% above the prime rate. Borrowings under the guaranteed line are repaid immediately upon the sale of the guaranteed portion on the secondary market.

Additionally, on March 18, 1996, the Company issued 3,703,704 shares of its common stock for $1,000,000 in a private placement transaction.

Based upon the existing Bank line, along with the anticipated increase in sale proceeds resulting from increased origination activities, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loan receivables, the Company believes that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          N/A


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - None

          b. The Company filed Form 8-K on February 15, 1996 and Form 8-K-A on April 16, 1996. The information reported in the above filings related to the acquisition of all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. The following pro forma financial information was reported in the form: the pro forma combined consolidated balance sheet of BLC Financial Services, Inc. and Southeastern First Financial Network, Inc. as of December 31, 1995, the pro forma combined consolidated income statement for the year ended June 30, 1995, and the pro forma combined and consolidated income statement for the six months ended December 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BLC Financial Services, Inc.


Date: May 13, 1996                  By:/s/Robert F. Tannenhauser
                                       ---------------------------------
                                       Robert F. Tannenhauser,
                                       President and Chief
                                       Financial Officer