Form 10-K
period 1996-06-30
BLC FINANCIAL SERVICES INC
filed 1996-09-30
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
            SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 1996 or

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from          to
Commission file number 1-8185

                          BLC FINANCIAL SERVICES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     75-1430406
             --------                                    -------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                       Identification No.)

c/o Jennifer M. Napier
Business Loan Center
919 Third Avenue, 17th Floor, New York, NY                      10022
------------------------------------------                      -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (212) 751-5626

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                  ---     ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       At June 30, 1996, there were outstanding approximately 16,882,052 shares of the Registrant's Common Stock ("Common Stock"), $.01 par value per share. The aggregate market value as of June 30, 1996 of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately, $3,100,000.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     Part I.

Item 1. BUSINESS OF THE COMPANY.

Background

       On May 4, 1990, BLC Financial Services, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiary, Business Loan Center, Inc., a Delaware corporation ("BLC-Delaware"), acquired an 80% interest in Business Loan Center, a New York general partnership ("Business Loan Center"), which on the same date acquired the business and assets of Business Loan Center, Inc., a New York corporation ("BLC-New York") and Small Business Lending Company engaged in the business of originating and servicing loans to small businesses under the
Section 7(a) Guaranteed Loan Program ("Guaranteed Loan Program") sponsored by the United States Small Business Administration ("SBA").

       The Company was originally incorporated in Texas on October 30, 1973 under the name Crawford Energy, Inc. and was engaged, directly or through its subsidiaries, in oil and gas exploration. The Company discontinued its oil and gas business and drilling rig operations effective May 4, 1990.

       In December 1991, BLC-Delaware acquired the interest of BLC-New York in Business Loan Center and simultaneously sold a portion of its interest in Business Loan Center to an unaffiliated corporation thereby reducing its ownership interest to 55%. BLC-Delaware's interest was increased to 75% in February 1993 when the new minority partner in Business Loan Center failed to obtain certain loans for the benefit of Business Loan Center. This ownership interest was increased to 88.2% in January 1995 when the minority partner failed to make capital contributions to Business Loan Center. On September 16, 1996, a wholly owned subsidiary of the Company acquired the minority partner's remaining interest in Business Loan Center. See "Business of the Company -- Acquisition of Interest in Business Loan Center and Business Loan Center".

Acquisition of Interest in Business Loan Center

       On May 4, 1990, the Company, through its wholly-owned subsidiary, BLC-Delaware, acquired an 80% interest in Business Loan Center, a New York general partnership ("Business Loan Center"), which simultaneously acquired the business and assets of BLC-New York, a New York corporation and Small Business Lending Company qualified to make and service loans to small businesses under the Guaranteed Loan Program sponsored by the SBA. The purchase price for the acquisition was $2,800,000, of which $825,000 was paid at closing as a contribution to the capital of Business Loan Center (using a portion of the proceeds of the private placement described below) and the balance of which was evidenced by two non-interest bearing promissory notes of

BLC-Delaware which was to be paid in full upon the completion of a public rights offering to the Company's shareholders ("Rights Offering"). The first promissory note ("First Note") in the original principal amount of $800,000 (of which $200,000 has been paid to date) was payable to BLC-New York and the second promissory note ("Second Note"), in the original principal amount of $1,175,000 ($420,000 of which was paid and the balance of which was canceled), was payable to Business Loan Center as a further contribution to the capital of Business Loan Center. Both promissory notes were secured by BLC-Delaware's interest in Business Loan Center to the extent of 1% of BLC-Delaware's interest in Business Loan Center for each $35,000 of debt so secured. Accordingly, at the closing of the acquisition on May 4, 1990, approximately 56.43% of the interest held by BLC-Delaware in Business Loan Center secured payment of the balance of the acquisition price. Because $2,000,000 of the acquisition price represents a contribution to the capital of Business Loan Center, the actual acquisition price to the Company for all of the business and assets of BLC-New York could be characterized as $800,000 payable in the future plus the 20% interest in Business Loan Center retained by BLC-New York.

       The Company financed the acquisition of its interest in Business Loan Center from the proceeds of a private placement (the "1990 Private Placement") of the Company's securities (the "Units"). The Company offered a minimum of four and a maximum of twelve Units in the 1990 Private Placement. Each full Unit was offered at $250,000 and consisted of a 13% one-year Secured Convertible Debenture ("13% Convertible Debenture") in the principal amount of $250,000 and a five-year Warrant to purchase up to 114,436 shares of the Company's common stock at an exercise price of $.49 per share, subject to adjustment. (The Warrant was subsequently extended until November 5, 2000.) The 13% Convertible Debentures, and the interest earned thereon, were originally convertible at the option of the holder into shares of the Company's common stock at a conversion price equal to 10% below the price per share of the shares to be offered to the Company's shareholders in the Rights Offering. On November 3, 1992, the Company issued a letter to its Debenture holders presenting several options for conversion of the principal and/or interest of the 13% Convertible Debentures at prices ranging from $.44 to $.49 per share. The 13% Convertible Debentures are secured by that portion of BLC-Delaware's interest in Business Loan Center not previously encumbered to secure the payment of the balance of the acquisition price of Business Loan Center. The 13% Convertible Debentures became due in 1991 and were extended on a month-by-month basis. The holders of $1,601,000 principal amount of the 13% Convertible Debentures have elected to convert their 13% Convertible Debentures (and interest accrued thereon) and the holders of the remaining $80,000 principal amount of the 13% Convertible Debentures outstanding have elected to redeem their 13% Convertible Debentures (and accrued interest thereon) with the debt to be repaid in periodic installments. The final principal payment with respect to this debt was made in January 1996.

       On December 9, 1991, an unaffiliated company, EBLC, Inc. ("EBLC") acquired a 45% interest in the Partnership (subject to dilution as explained hereafter), from BLC-Delaware. The purchase price was $1,200,000 of which $100,000 cash and a $200,000 promissory note was paid to BLC-Delaware and $500,000 cash and a $400,000 promissory note was paid to Business Loan Center. In simultaneous transactions, BLC-Delaware acquired BLC-New York's 20% interest in

Business Loan Center for $100,000 cash and obtained the termination of an employment agreement between Business Loan Center and the principal of BLC-New York for $300,000. In addition, BLC-Delaware's Second Note (in the original principal amount of $1,175,000) payable to Business Loan Center was canceled as was BLC-New York's decision-making authority with respect to the management and operation of Business Loan Center.

       In addition, EBLC agreed to loan or cause to be loaned an additional $2,000,000 to Business Loan Center on a subordinated basis, $1,000,000 of which was to have been made available within 6 months after December 1991 (excluding a 60-day grace period) and the remaining $1,000,000 of which was to have been made available within 12 months after December 1991 (excluding a 60-day grace period).

       EBLC failed to make the first one million dollar loan in June 1992 and its percentage interest in the Partnership was reduced to 35% from 45% and BLC-Delaware's interest was increased to 65%. EBLC failed to make the second one million dollar loan in December 1992 and its percentage interest in the Partnership was further reduced to 25% and BLC-Delaware's interest was increased to 75%. EBLC also failed to make required capital contributions in March 1993, April and May 1994, and therefore, its percentage interest in the Partnership was reduced to approximately 13%. Subsequently, in January 1995, an additional capital infusion was made and EBLC failed to make its proportionate contributions. As a result, BLC-Delaware's interest in Business Loan Center was increased to approximately 88.2%. On September 16, 1996, a wholly owned subsidiary of the Company acquired EBLC's minority interest in the Partnership for $380,000.

Investment By Futuronics Corporation

       Pursuant to an agreement dated November 24, 1992, between the Company and Futuronics Corporation, a New York corporation of which a majority of stock is held by affiliates of Robert Tannenhauser, a director and President of the Company, the Company sold to Futuronics Corporation 2,272,727 shares of its Common Stock for an aggregate purchase price of $1 million. The Company registered the shares sold to Futuronics Corporation under the Securities Act of 1933, as amended, and to use its best efforts to cause the election of a representative of Futuronics Corporation to the board of directors of the Company at its next annual shareholders meeting. The Company nominated Peter Blanck for election to its board of directors, and he was so elected at the Company's annual meeting in June 1993.

Acquisition of Southeastern First Financial Network, Inc.

       On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. ("BLC Network") acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. ("Southeastern"). Pursuant to the acquisition agreement, the Company issued 1,808,821 shares of its common stock. This transaction was accounted for as a pooling of interests, and since Southeastern commenced operations in April, 1995, the June 30, 1995 financial statements were restated to reflect the accounts and operations of the merged entities. See Note 2 of Notes To Consolidated Financial Statements and "Certain Relationships and Related Transactions".

Business Loan Center

       Background. Business Loan Center is a New York general partnership. On May 4, 1990, it acquired the business and assets of BLC-New York, a Small Business Lending Company qualified to make, sell, and service loans to small businesses under the Guaranteed Loan Program.

       Business Loan Center's principal office is located at 919 Third Avenue, New York, New York, with branch offices in Burlington, Vermont, Richmond, Virginia, and Panama City Beach, Florida. Business Loan Center, through BLC Financial Network, Inc. (see "Business of the Company-BLC Financial Network, Inc.") and BLC Financial Network, Inc. of Florida, Inc. (see "Business of the Company - BLC Financial Network of Florida, Inc."), maintains non-exclusive relationships with several individuals and companies in numerous states along the eastern seaboard of the United States for purposes of originating, packaging and servicing loans. Such loan specialists are compensated only after the closing of the loan. During Fiscal Year 1996, Business Loan Center originated 43% of its loan volume through one loan originator which operates throughout the eastern United States. No other entity accounted for more than 10% of the loans originated by Business Loan Center.

       The Guaranteed Loan Program. The SBA offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by qualified participating lenders such as Business Loan Center under the SBA's guaranteed loan program.

       To qualify for an SBA-guaranteed loan, a small business meet certain size criteria established by the SBA on an industry-by-industry basis, which include number of employees or volume of sales, and must show that the requested financing will be used for specific business purposes and cannot be obtained from the resources of the business or through the personal resources of the owners of the business. In evaluating a loan application, the SBA attaches importance to many factors including the character and reputation of the applicant and its principals, the experience and depth of management, the inherent soundness of the business enterprise, the past earnings record and future prospects of the business, the long-range possibilities of successful operations, and the sensibility of the loan purpose. Applications are rejected if there is not reasonable assurance that the loan can be repaid from the earnings of the business (based upon demonstrated or projected cash flows), or the applicant has sufficient equity to operate on a sound financial basis. The loan is typically secured by real estate collateral and may also include liens on inventory, machinery, equipment, and accounts receivable. Generally, the owners of 20% or more of the business are required to personally guarantee the repayment of the loan and may be required to pledge their personal assets.

       The SBA-guaranteed loans have maturities of up to 25 years depending on the intended use of the loan proceeds. Funds to be used for working capital purposes generally may not exceed a seven (7) year maturity, while funds to be used for machinery and equipment generally have maturities of ten (10) years. Funds to be used for leasehold improvements or the acquisition of land or building generally have maturities ranging from fifteen (15) to twenty-five (25) years. Loan principal is amortized over the term of the loan. A participating lender is permitted to establish any legal and reasonable rate of interest, subject to maximum interest rates published by the SBA. Loans with maturities of seven years or more may bear a maximum allowable interest rate not exceeding 2-3/4% over the base rate. Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in the Wall Street Journal. In general, the loans made by Business Loan Center are made on an adjustable rate basis, bear the maximum allowable interest rate, and adjust on a quarterly basis.

       The SBA presently guarantees 80% of the loan amount in those cases where the aggregate sum of all loans (including the loan under consideration) made to a borrower and its affiliates under the Guaranteed Loan Program and related SBA-sponsored financial assistance programs does not exceed $100,000. The SBA's maximum guaranty percentage for loans in excess of $100,000 is 75%. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than ten (10) years, and 85% for loans exceeding $155,000 with maturities less than ten (10) years. In consideration for the issuance of its guarantee, the SBA charges participating lenders a fee ranging from 3% to 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount. The participating lenders may, in turn, charge this fee to the borrower. This fee is collected by the participating lender from the borrower upon initial disbursement of the loan.

       The SBA has established three levels of lender participation within the Guaranteed Loan Program. Under the first level of lender participation, commonly known as "General Participation," each loan made under the Guaranteed Loan Program must be approved by the SBA. In general, SBA approval of proposed loans submitted by Business Loan Center under this level of the loan program is obtained within ten business days. The second level of lender participation, commonly known as "Certified Lender Participation," is similar to the general participation in that the SBA must review the lender's credit analysis and independently approve the loan, however, the SBA's review is expedited with completion within three business days. Lenders may apply to be designated as "Certified Lenders" after one year of lending activity and such status is granted at the discretion of the SBA. Business Loan Center has been granted such Certified Lender status in the State of New York and the Commonwealth of Virginia and trial Certified Lender status in the State of Florida. Under the third class of lender participation, known as "Preferred Lender Participation," the lender is granted the authority to approve the loan and issue a guaranty on behalf of the SBA without submitting the loan application for SBA review and approval, henceforth expediting the lending process significantly. During Fiscal Year 1996, Business Loan Center was granted Preferred Lender status in the Commonwealth of Virginia.

       Sale in the Secondary Market and Leverage. The SBA-guaranteed portions of loans are sold by Business Loan Center, on a non-recourse basis, in the secondary marketplace. Broker-dealer firms establish a secondary market by purchasing such portions of the loans from Business Loan Center and other participating lenders, either in pools or individually, and then reselling them, either in pools or individually, to banks, pension funds, institutions, or individual investors. The secondary market for the SBA-guaranteed portion of loans is active and provides an immediate source of funds enabling Business Loan Center to expand its loan portfolio. Normally, immediately prior to or upon closing a loan, Business Loan Center solicits bids from several broker-dealers who create and maintain the secondary market. There are numerous broker-dealers in this market and Business Loan Center's ability to sell in the secondary market is not dependent on any one or several of such broker-dealers. During Fiscal Year 1996, approximately 46% of its loans were sold to Prudential Securities, Inc., approximately 17% were sold to Morgan Keegan & Company, Inc., approximately 18% were sold to Bear Stearns & Company, Inc., and approximately 9% were sold to Union Planters National Bank. The SBA facilitates the existence of this secondary market by maintaining a Fiscal and Transfer Agent ("FTA") which maintains a central registration of all such loans sold in the secondary market and issues certificates representing fractional or undivided interests in SBA-approved pools consisting solely of SBA-guaranteed portions of loans for a fee charged to the holders of the SBA-guaranteed portions of loans. The FTA also acts as a central repository for funds collected on the SBA-guaranteed portion of loans and as a disbursement agent to distribute such funds to the purchasers in the secondary market.

       Business Loan Center is generally able to sell the SBA-guaranteed portions of its loan at a premium due to the lengthy maturity of the underlying loan and the normally superior rate of return as compared to other investment paper backed by the full faith and credit of the United States Government. The amount of the premium obtained by Business Loan Center is based upon the interest rate, the term of the loan, and the service fee to be received by Business Loan Center from the purchaser. As a result of changes to the program enacted by Congress in August 1993, Business Loan Center has been required to pay to the SBA one-half of any premium in excess of 10% upon the sale of the SBA guaranteed portion of the loans. Therefore, Business Loan Center typically caps premiums earned on the sale of loans in the secondary market at 10%, which results in increased servicing fees that are earned over the life of the loan. During Fiscal Year 1996, Business Loan Center obtained an average premium of approximately 9.52% upon the sale of the SBA-guaranteed portion of their loans. The premium paid on loans that default prior to the third monthly payment must be repaid to the purchaser of the loan and cannot be recouped from the liquidation proceeds of the defaulted loan. Once the borrower has made its first three monthly payments, subsequent default and/or liquidation of the loan would not require Business Loan Center to return to the purchaser any premium paid. Under certain limited circumstances, the Company may be liable, on loans that it originated, for losses incurred by the SBA. This contingency has been accounted for with respect to determining the adequacy of the allowance for credit losses.

       Once Business Loan Center sells the SBA-guaranteed portion of the loan in the secondary market, Business Loan Center is generally retained by the purchaser to service the loan for an annual fee. Although the fee is subject to negotiation, the regulatory minimum fee received by

Business Loan Center for servicing these loans is equal to 1% of the principal amount of the SBA-guaranteed portion of the loan. Business Loan Center has obtained service fees ranging from 1% to 2.62% during Fiscal Year 1996. As a result of changes to the program enacted by Congress in October 1995, participating Lenders such as Business Loan Center are required to pay to the SBA a portion of the annual servicing fee it receives equal to 1/2 of 1% of the outstanding principal amount of the SBA-guaranteed portion of loans closed subsequent to October 12, 1995. Prior to this change, Business Loan Center was required to pay 4/10 of 1% of the outstanding principal amount of the SBA-guaranteed portion of the loans.

       On May 30, 1996, the Company concluded an agreement with a major finance corporation pursuant to which it sold a participation in its portfolio of loans in the amount of $6,384,000. The proceeds of this sale were utilized to repay the Company's existing bank line as well as provide for working capital. Pursuant to the agreement, Business Loan Center is entitled to retain excess servicing rights and servicing fees of 1-3/4% per annum on the loans sold. In addition, it was agreed, as a condition of the sale, that Business Loan Center would repurchase from the purchaser any loans which are in default for more than 60 days or would substitute interest in another loan of equal value. Subsequent to the fiscal year ending June 30, 1996, it became necessary to repurchase one such loan in the approximate amount of $115,000. While it is the Company's intention to periodically sell an undivided interest in the unguaranteed portion of loans to private investors as the loans pools become available, there is, however, no assurance that the Company will reach such agreements nor that the terms and conditions will be acceptable to the Company.

       As discussed below, Business Loan Center derives its revenues from three sources: (1) interest earned on the unguaranteed portions of loans retained for its own account, (2) gain on the sale of the SBA-guaranteed portion and unguaranteed portion of loans, and (3) service fees paid on the SBA-guaranteed portion of loans sold in the secondary market and the spread retained on the sale of interests in the unguaranteed portion of loans. As a percentage of total revenues, these three sources have contributed the following percentages of Business Loan Center's total revenues for the Fiscal Years noted: 27%, 59%, and 11% for 1996; 30%, 51%, and 17% for 1995; and 24%, 62%, and 13% for 1994.

       The Company currently maintains a dual purpose bank line from Sterling National Bank & Trust Company of New York ("Bank") which provides financing of both the guaranteed and unguaranteed portion of loans made and to be made by the Company. Specifically, a $2,500,000 warehouse line of credit was made available by the Bank to fund the guaranteed portion of each new loan at an interest rate equal to 2.5% above the prime rate together with an administrative fee equal to 1/4 of 1% of each advance under the guaranteed line. In addition, the Bank line provides a financing line of $8,000,000 for funding of the unguaranteed portion of the loans made and to be made by the Company. Approximately $5,000,000 of this unguaranteed line bears an interest rate equal to 3% above the prime rate, while the remaining $3,000,000 line carries an interest rate of 1% above the prime rate. The $3,000,000 credit facility is subordinated to the $5,000,000 facility and is subject to the Bank obtaining Participants at the above rates. In connection with the automatic renewal and extension of this Bank line, a $50,000 facility fee is incurred by the Company on an annual basis. The loans under the guaranteed line are repaid immediately from the proceeds of the sale of the guaranteed portion of the loan in the secondary market. The loans under the unguaranteed line are amortized on a weekly basis to the extent of payments received from the Company's borrowers. This revolving line of credit is important as Business Loan Center continues to more favorably leverage its capital so that it may continue to meet its current loan production demands.

       The Lending Process. The lending process includes six stages: (i) Business Loan Center, through BLC Financial Network, Inc. and BLC Financial Network of Florida, Inc, carefully scrutinizes and performs an in depth credit analysis for each eligible loan application, (ii) loan applications warranting further processing must then be approved by Business Loan Center's Loan Committee, (iii) the loan application is then forwarded to the SBA for its approval, when applicable, (iv) the loan then proceeds through the closing process, (v) the SBA-guaranteed portion of the loan is sold in the secondary market by Business Loan Center while the unguaranteed portion of the loan is retained by Business Loan Center to be potentially sold to an investor at a later pooling date, and (vi) Business Loan Center services the loan for its stated duration unless the loan must be liquidated at an earlier date.

       Generally, the loan application process begins with an initial telephone call or meeting between the potential borrower and employees or associates of Business Loan Center, BLC Financial Network, Inc., or BLC Financial Network of Florida, Inc.. The potential borrower is preliminarily screened for eligibility and creditworthiness. Under current SBA regulations, certain industries are ineligible for assistance under the Guaranteed Loan Program. Business Loan Center has not established any internal policies that would prevent it from lending to eligible businesses in particular industries. If it is determined that the potential borrower possesses certain minimum criteria, a detailed application is submitted by the applicant and reviewed by Business Loan Center. After acceptance of the application, a loan underwriter is assigned to perform a detailed analysis of the loan. Once the analysis is completed, the loan is reviewed for approval and a commitment letter is issued to the applicant by Business Loan Center conditioned upon SBA approval.

       After Business Loan Center has approved the loan, the loan application is then forwarded to the SBA for approval, when applicable. For those loans processed in states in which Business Loan Center has Certified Lender status, the SBA's approval process requires a three day turnaround. After approval by the SBA, a Loan Authorization and proposed closing documents are forwarded to Business Loan Center by the SBA. For those loans processed under Business Loan Center's Preferred Lender status, the lending process is expedited as the SBA's review and approval process is not required before issuance of the guaranty. All loans made to date by Business Loan Center have been made through either the Guaranteed Loan Program, under General, Certified, or Preferred Lender Participation, or through the SBA's Low-Documentation Program. The SBA's "Low Doc" Program was established as a means to simplify the lending process for both borrowers and lenders. Funds are available to those eligible small business who are requesting under $100,000 and who have demonstrated strong personal and business credit, solid business experience, and sound repayment ability. This program emphasizes speed, efficiency, and reduced paperwork. During the Fiscal Year ending June 30, 1996, Business Loan Center originated and closed five (5) loans under this program for a total value of $380,000.

       Prior to or immediately following the closing of a loan, Business Loan Center solicits bids for the sale of the SBA-guaranteed portion of the loan from a network of broker/dealers who are active in the secondary market. Business Loan Center then sells the SBA-guaranteed portion of the loan and uses the proceeds thereof to repay its borrowing under its line of credit. The unguaranteed portion of the loan is retained by Business Loan Center, until such time as a portion of these loans may be pooled and sold to an investor.

       Normally, the purchaser of the SBA-guaranteed portion of the loan retains Business Loan Center to continue to service the loan. Business Loan Center conducts periodic field visits and reviews of each loan throughout the term. In servicing its loans, Business Loan Center collects payments under the loans and forwards that portion of the collections which represents the SBA-guaranteed portion of the loan to the SBA's FTA (after deduction of applicable service fees) for disbursement to the purchasers of the SBA-guaranteed portion of the loans.

       Pursuant to the agreement with the purchaser of the interest in the unguaranteed portion of those loans sold during this fiscal year, Business Loan Center continued to service the loans. Business Loan Center collects payments under the loans and periodically forwards that portion of the collection which represents the private investor's undivided interest in the unguaranteed portion of those loans to the purchaser, after deduction of the 1 3/4% servicing fee.

       In the event that the borrower fails to make timely payments on its loan, Business Loan Center attempts to determine the nature of the borrower's difficulties and determine whether a default of the loan is threatened. If a loan becomes more than sixty (60) days past due, the SBA's FTA, on behalf of the purchasers of the SBA-guaranteed portion of the loan, serves notice on the SBA to purchase from the holders, the SBA-guaranteed portion of such loan. Thereafter, the SBA may elect to service the loan for its own account or, more typically, will elect to continue to retain Business Loan Center to service the loan. The liquidation of a defaulted loan is governed by an agreement among the SBA and Business Loan Center. The proceeds of any liquidation of collateral securing the loan or other collections made on the loan are shared by the SBA and Business Loan Center in accordance with their respective interest in the loan. With the approval of the SBA, Business Loan Center normally proceeds to liquidate the loan, with the assistance of its counsel. The SBA and Business Loan Center bear the costs of collection efforts in accordance with their respective interests in the loan.

       With respect to the interest in the unguaranteed portion of loans sold to the private investor, it was agreed, as a condition of the sale, that Business Loan Center would repurchase from the purchaser any loans which are in default for more than sixty (60) days or would substitute interest in another loan of equal value.

       Operations and Loan Portfolio. At June 30, 1996, Business Loan Center carried a loan portfolio consisting of 223 loans, in the approximate aggregate principal amount of $67,021,000. Of this amount, approximately $50,711,000 (77%) consisted of the SBA-guaranteed portion of loans that have been sold in the secondary market, approximately $2,324,000 (3%) consisted of the SBA- guaranteed portion of loans that have not as yet been sold on the secondary market, approximately $6,372,000 (10%) consisted of the unguaranteed portion of loans sold, and approximately $7,614,000 (11%) of the unguaranteed portion of loans maintained by Business Loan Center for its own account. The original principal amounts of these loans range from $25,000 to $1,000,000 and the maturities range from 7 years to 25 years. The interest rates of these loans are adjustable and substantially all are 2-3/4% over the prime rate.

       Of the 223 loans in Business Loan Center's portfolio, forty (40) loans aggregating approximately $8,897,000 principal amount were in liquidation at June 30, 1996. In addition, three (3) loans aggregating $1,041,000 were delinquent at June 30, 1996 in interest and/or principal payments for periods of between 31 and 90 days. Of these delinquent loans, approximately $822,000 (79%) represents the SBA-guaranteed portion, while $219,000 (21%) represents the unguaranteed portion of such loans retained by Business Loan Center for its own account. The loans in liquidation are operating in a wide variety of industries, including restaurants, construction companies, retail stores, auto service shops and others. Of these categories, restaurants accounted for approximately 28% of the total loans currently in liquidation, retail stores accounted for approximately 10%, and food/beverage distributors accounted for approximately 12%. No other industry accounted for more than 10% of the loans in liquidation. Of the loans in liquidation, approximately $7,417,000 (83%) represents the SBA-guaranteed portion of such loans and approximately $1,482,000 (17%) represents the unguaranteed portion of such loans maintained by Business Loan Center for its own account. An estimation of the liquidating value of real estate collateral securing certain loans in liquidation is performed regularly based on recent evaluations of collateral. Other collateral, such as inventory, business equipment and accounts receivable, cannot be reliably evaluated until a final liquidation of such businesses occurs. The status of these loans varies on a case by case basis. The SBA currently services approximately sixteen (16) loans, of which $2,748,000 (82%) represents the SBA-guaranteed portion and $612,000 (18%) represents the unguaranteed portion. Generally, loans in liquidation are grouped by Business Loan Center into three categories, depending on their specific status. These categories are described as "loans in foreclosure," which are loans secured by real estate collateral that is in foreclosure, "loans in workout," which are loans with borrowers who have reached a workout agreement and make payments on a periodic basis, and "loans in collection," which are loans where collection is sought actively through efforts of Business Loan Center and/or the SBA, but with no actual foreclosure activities in process. Of the loans in liquidation at June 30, 1996, approximately 38% of the loans were in foreclosure, approximately 33% were in workout and approximately 29% were in collection. All loans in liquidation are reviewed on a monthly basis to determine changes in status. With respect to the forty (40) loans in liquidation at June 30, 1996, substantially all, with the exception of nine loans totaling approximately $2,627,000, were originated by prior management. With respect to the total principal balance of loans outstanding at June 30, 1996, only 5% of the loans originated under current management have gone into liquidation whereas approximately 63% of the loans originated by prior management went into liquidation. The underwriting criteria for loans originated subsequent to January 1992 (i.e., under new management), reflect a higher degree of scrutiny and reliance upon real estate collateral than with the previous management. Generally, the current management of Business Loan Center requires a loan-to-value relationship ranging from 70% to 85%.

       At June 30, 1996, Business Loan Center had established allowance for credit loss of $1,338,000 on its financial statements. Of this amount, $193,000 represents an allowance for credit losses with respect to performing loans, $938,000 represents an allowance for credit losses for those loans in liquidation, and $207,000 represents the present value of the estimated future loan losses of the participation in those unguaranteed loans sold to the private investor.

       Current management of Business Loan Center is sensitive to industry and geographical trends, including failure rates in various industries over the last ten (10) years and the general condition of local economies and the resultant effect on businesses and real estate values. Generally, however, Business Loan Center's current lending pattern, both regarding industry and geographic location, has been extremely diverse. During Fiscal Year 1996, businesses in fifteen (15) distinct industries and thirteen (13) different states received loans from Business Loan Center. Of those loans generated by new management after January 1993, 32% originated in New York, 10% originated in Pennsylvania, 10% originated in Virginia, and 16% originated in Florida. No other state accounted for more than 10% of the loan production during this time period. Business Loan Center services loans in twenty-five (25) industries. Of these loans, approximately 20% are in the food services industry, 8% are in the automotive and service station business, 20% are hotel or motels, and 8% are in the service industry. No material economic trends have developed or appear to be developing in the areas that Business Loan Center originates its loans.

       Due to a variety of circumstances relating to the borrower's business or personal matters, certain loans made by Business Loan Center are repaid, in part or in their entirety, on an accelerated basis. These prepayments generally arise from excess cash generated by the borrower's operations, cash from the proceeds of the sale of the borrower's business or personal real estate or the liquidation of other business assets. During the year ended June 30, 1996, Business Loan Center collected approximately $2,790,500 in complete loan prepayments and approximately $59,800 in partial loan prepayments.

       Interest rate risk to Business Loan Center is minimized as a result of its policy to only originate adjustable rate loans that float within a specified spread from the prime interest rate. Its borrowing rate is also fixed at a specified percentage above the prime lending rate thereby making the effect of interest rate fluctuations negligible. Business Loan Center's portfolio is comprised of loans with maturities ranging from seven (7) to twenty-five (25) years.

       At June 30, 1996, twenty-four (24) proposed loans in the approximate aggregate principal amount of $13,000,000 had received both Business Loan Center and SBA approval and were awaiting closing. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

       Service marks. The Company believes that the distinctive logo used by Business Loan Center is an important element of continued name recognition in the industry. The Business Loan Center logo which includes its name within a distinctive design was registered as a servicemark on the Principal Register of the United States Patent and Trademark Office on August 10, 1993.

       Government Regulations. The level of SBA funding for the Guaranteed Loan Program is subject to the federal budgeting process for each fiscal year ending September 30 ("Federal Fiscal Year"). Accordingly, the availability of funds for SBA guarantees could increase or decrease each year. The federal budget for the Federal Fiscal Year 1996 appropriated funds to permit approximately $7.4 billion under the Guaranteed Loan Program in which Business Loan Center participates as compared to $7.8 billion, $8.2 billion, and $6.7 billion of actual usage of funds for the Federal Fiscal Years ended 1995, 1994, and 1993, respectively. As a result of budgetary constraints, on January 1, 1995, the SBA temporarily reduced the maximum total loan limit to $500,000 from $1,000,000 for each borrower. The SBA's maximum exposure of $750,000 (75% of $1,000,000) for all outstanding loans continued to apply to those borrowers with outstanding loans prior to January 1, 1995. Additionally, effective May 15, 1995, the SBA temporarily prohibited the refinancing of existing debt through the Guaranteed Loan Program. These temporary policy changes were a direct result of federal budgetary restrictions and strong loan demand early in the Federal Fiscal Year 1995.

       After the resolution of the federal budgetary impasse, the SBA reinstated the eligibility of refinancing and withdrew its previous cap on the maximum loan amount, effective October 12, 1995. However, certain changes to the program now require Lenders to pay an annual fee of 1/2 of 1% of the annual servicing fee they receive on the outstanding principal amount of the SBA-guaranteed portion of loans to the SBA, regardless of whether the loan is sold in the secondary market. This fee had historically been 4/10 of 1% and was only applicable to those Lenders, such as Business Loan Center, who sold the guaranteed portion of their loans in the secondary market. Further policy changes included an decrease in the SBA's maximum guaranty percentage to 75% for loans in excess of $100,000. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than ten (10) years, and 85% for loans exceeding $155,000 with maturities less than ten (10) years. Additionally, the SBA guarantee fee charged to Lenders was increased from 2% to between 3% and 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount.

       The qualification of a Small Business Lending Company, such as Business Loan Center, to participate in the Guaranteed Loan Program is subject to termination by the SBA based on objective criteria, at its election, on ten days' notice. Management of Business Loan Center has no reason to believe that its license to participate in the program will be terminated (and management is not aware of any such termination by the SBA of the qualification of any other Small Business Lending Company in the past).

       SBA approval of loans is dependent, in part, upon the SBA's determination that Business Loan Center's facilities and personnel can adequately support the servicing of the loan. Accordingly, based upon the experience of its personnel and the present staffing of Business Loan Center in its offices in New York, New York, Burlington, Vermont, Panama City, Florida, and Richmond, Virginia, Business Loan Center reasonably believes that it satisfies this criteria in the states in which it is currently operating.

       As a Small Business Lending Company, Business Loan Center's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended, Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act"), the Equal Credit Opportunity Act of 1974, as amended, the Fair Credit Reporting Act of 1970, as amended, Title IV of the Higher Education Act of 1965, as amended, the Fair Debt Collection Practices Act, as amended, and the Real Estate Settlement Procedures Act. In addition, Business Loan Center is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws). At present, Business Loan Center believes it is in material compliance with all such rules and regulations.

       Competition. The commercial lending business is highly competitive and Business Loan Center competes with many banks and other non-bank commercial lending institutions, most of which are substantially larger, and have greater financial resources and name recognition. There are currently twelve (12) active and licensed non-bank lenders, including The Money Store Investment Corp., AT&T Small Business Lending Corporation, and GE Capital Small Business Finance Company, which compete within the Guaranteed Loan Program lending market. Additionally, certain banks and non-bank lending institutions which participate in the Guaranteed Loan Program have been designated as "Preferred" or "Certified Lenders" under the Guaranteed Loan Program which may give them a competitive advantage. Business Loan Center has been granted Certified Lender status in the Commonwealth of Virginia and the State of New York and Preferred Lender status in the Commonwealth of Virginia. Additionally, Business Loan Center was granted trial Certified Lender status in the State of Florida.

       Business Loan Center has derived its clients primarily from referrals from its directors, representatives, loan originators and employees and their contacts. The principal competitive factors in Business Loan Center's business are the loan terms offered to borrowers and the quality of service provided.

       Business Loan Center's business is not seasonal.

BLC Financial Network, Inc.

       Background. BLC Financial Network, Inc., ("BLC Network") a Delaware corporation incorporated on April 17, 1995, is the wholly-owned loan production subsidiary of BLC Financial Services, Inc. Its function is to coordinate and facilitate the loan origination activities for Business Loan Center, creating synergy within the Company's lending process.

       On February 5, 1996, the Company, through BLC Network acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. ("Southeastern"). Pursuant to the acquisition agreement, the Company issued 1,808,821 shares of its common stock. This transaction was accounted for as a pooling of interests and, since Southeastern commenced operations in April 1995, the June 30, 1995 financial statements were restated to reflect the accounts and operations of the merged entities. See "Certain Relationships and Related Party Transactions."

       Operations. With Business Loan Center's representative network encompassing more than twenty eastern states and continuously expanding, the Company recognized the need for an organized origination outlet to streamline loan production. During Fiscal Year 1996, Business Loan Center generated approximately 60% of its Guaranteed Loan Program loan activity, directly and indirectly, through eleven (11) individuals and companies comprising the representative network. BLC Financial Network, Inc. unifies origination activities, underwriting processes, and packaging services among the representative network, as well as maintains relations with those participants.

       On May 1, 1995, Robert C. McGee, 60, became the President of BLC Financial Network, Inc. Mr. McGee has 35 years of experience in management and financing of entrepreneurial small business operations, and over the last eight years has been instrumental in originating SBA loans in the Southeast and the Mid-Atlantic regions. Mr. McGee has served on the Executive Committee of the Governor's Advisory Committee on Small Business, and on the Small Business Advisory Council of the U.S. Chamber of Commerce. He was an appointed Co-Chairman of the Virginia delegation to the 1995 White House Conference on Small Business and was Chairman of the Virginia Delegation to the 1986 White House Conference on Small Business. Additionally, Mr. McGee was named Small Business Advocate of the Year by the Virginia Chamber of Commerce and Financial Services Advocate of the Year by the U.S. Small Business Administration.

BLC Capital Corporation

       Background. Incorporated in the state of Delaware on May 3, 1995, BLC Capital Corporation ("BLC Capital Corp.") was founded as a wholly-owned subsidiary of BLC Financial Services, Inc. Its function has been to provide a facility which complements the Guaranteed Loan Program by originating, underwriting, closing, and servicing those loans which are ineligible under the Guaranteed Loan Program.

       Lending Process. Similar to those lending processes under the Guaranteed Loan Program, BLC Capital Corp. analyzes, underwrites, approves, closes, and services loans submitted through this lending entity. Loan proceeds for those purposes which were not available through the Guaranteed Loan Program during most of 1995, such as loans involving debt refinance, loans over $500,000, loans which are primarily real estate oriented, or loans which are otherwise ineligible under the Guaranteed Loan Program, were accessible through BLC Capital Corp's lending program. For those loans which met all requirements under the SBA program but exceeded the temporary $500,000 loan limit, BLC Capital Corp. provided a companion lending strategy which included the SBA's subordinated position on the real estate collateral, with BLC Capital Corp. maintaining a first lien position.

       Operations and Portfolio. As of June 30, 1996, BLC Capital Corp. carried a loan portfolio consisting of two (2) participated loans in the approximate aggregate principal amount of $220,000. The terms of the loans range from five
(5) years to seven (7) years with amortization periods of fifteen years and fixed interest rates of 12%.

       During Fiscal Year 1996, two (2) loans were originated by BLC Capital Corp. in the aggregate principal amount of $628,000. These loans were then sold to private investors. Those loans originated through BLC Capital Corp. were funded through private sources and participations with affiliates of the President of the Company.

BLC Financial Network of Florida, Inc.

       Background. BLC Financial Network of Florida, Inc., ("BLC Network - Florida"), a Delaware corporation incorporated on July 10, 1996, is a wholly-owned loan production subsidiary of BLC Financial Network, Inc. Similar to BLC Financial Network, Inc. in its function of coordinating and facilitating the loan origination activities for Business Loan Center, BLC Network-Florida unifies origination activities, underwriting processes, and packaging services among the representative network, as well as maintains relations with those participants.

       In July 1996, Fred Crispen was appointed President of the newly formed BLC Network - Florida. Mr. Crispen will be responsible for origination and underwriting of commercial loans in the six state areas of Louisiana, Mississippi, Tennessee, Alabama, Georgia and South Carolina, in addition to the Florida market. BLC Network - Florida maintains operations from its corporate facilities in Panama City Beach, Florida.

       Mr. Crispen, 48, brings 25 years experience in commercial lending to entrepreneurs and small business owners. Following a successful career with various banks and mortgage origination firms, he formed his own commercial mortgage firm. In 1988, Mr. Crispen began originating SBA-guaranteed loans. In the ensuing period he built an organization which has successfully originated and closed in excess of $50,000,000 in SBA-guaranteed loans. Mr. Crispen has been the leading Small Business Lender in Florida on several occasions and was Georgia's Leading Small Business Lender in 1995.

Environmental

       Compliance with Federal, state and local laws and regulations governing the discharge of materials into the environment and noise levels is not expected to have any material adverse effect upon the Company.

       Business Loan Center may in the future acquire, through foreclosure, properties that secure defaulted loans. There is a risk that hazardous substances or wastes, contaminants, pollutants or sources thereof could be discovered on properties acquired by Business Loan Center. In such an event, Business Loan Center could be required under certain environmental laws to remove such substances and clean up the affected property at its sole cost and expense, which could have a material adverse effect on Business Loan Center. To date, Business Loan Center has not been named as a potentially responsible party under any federal or state environmental laws. In most cases where commercial properties secure loans, Business Loan Center will obtain an environmental evaluation to ascertain the existence of toxic wastes, prior to making the loan.

Employees

       The Company, through Business Loan Center, BLC Financial Network, Inc., and BLC Financial Network of Florida, Inc., currently employs twenty-three (23) full-time and one (1) part-time employees. Of these employees, twelve (12) are employed in executive, managerial or administrative capacities, and twelve (12) are employed in loan servicing, processing and underwriting capacities. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory. Five (5) of the Company's officers and directors receive remuneration from Business Loan Center. See, "Management -- Certain Relationships and Related Transactions."

Item 2. PROPERTIES.

       The Company through its subsidiaries currently leases office space in New York, New York, Burlington, Vermont, Richmond, Virginia, and Panama City Beach, Florida.

       BLC-Delaware currently leases approximately 2,960 square feet of space at 919 Third Avenue, New York, New York. The space is leased for a term of five years commencing December 1, 1992 at an annual rental of $75,900 for each of the first three years of the term and $81,800 for each of the remaining two years of the term. BLC-Delaware is also obligated to pay certain taxes and utilities. BLC-Delaware has leased an additional adjacent space for a term of three years commencing December 1, 1994 at an annual rate of $9,600, which is currently subleased on a month-to-month basis at $750.

       Business Loan Center currently leases approximately 200 square feet of office space at Suite 3-15, One Mill Street, Burlington, Vermont for an initial term of one year commencing on

December 13, 1994 at an annual rental of $1,800. This lease was established between Business Loan Center and its local representatives for the purpose of maintaining a local servicing facility. Said lease is renewable automatically for successive one-year periods until terminated by either party.

       BLC Financial Network, Inc. currently leases approximately 2,527 square feet of office space at 1301 N. Hamilton Street, Suite 200, Richmond, Virginia. The space is leased for a term of three years commencing November 1, 1995 at an annual rental of $43,800 for the first year of the lease, $44,700 for the second year of the lease, and $45,600 for the remaining term of the lease.

       Effective July 10, 1996, BLC Financial Network of Florida, Inc. began its operations at 1,556 square feet located at 415 Beckrich Road, Panama City Beach, Florida. The lease commenced on September 1, 1996 for a term of three years at an initial annual rate of $14,000. After the first year, the annual lease payments will increase by approximately 4% per annum for the duration of the lease term.

Item 3. LEGAL PROCEEDINGS.

       Incidental to its normal lending operations, Business Loan Center has commenced a number of lawsuits in connection with the collection and liquidation of defaulted loans.

       On August 29, 1995, an action was commenced by Lewis Alan Management, Inc. v. Business Loan Center, et al. in Supreme Court, State of New York, County of New York. Plaintiff seeks damages of approximately $475,000, plus interest and costs, based on defendants' alleged breach of certain agreements involving the acquisition of the assets of the former Business Loan Center. Defendants intend to vigorously defend the action and believe that they have good and meritorious defenses to the action.

       There are no other pending legal proceedings against Business Loan Center the outcome of which would have a material adverse effect on the Company's financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                    Part II.

Item 5 . MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Common Stock was listed for trading in the over-the-counter market through the OTC Electronic Bulletin Board in October 1993 and is sporadically traded therein. Prior to that, the Common Stock was listed on the pink sheets. According to National Quotations Bureau, Inc. the pink sheets had not published a bid for the Common Stock during 1992 or the first three quarters of 1993. The following table lists the range of high and low bid information, as reported by the National Quotation Bureau from January 1, 1994 through June 30, 1996.

                1996                     High Bid                Low Bid
                ----                     --------                -------

           Second Quarter                  .75                   .3125
           First Quarter                   .3125                 .28125

                1995
                ----
           Fourth Quarter                  .375                  .28125
           Third Quarter                   .375                  .3125
           Second Quarter                  .375                  .28125
           First Quarter                   .375                  .28125

                1994
                ----
           Fourth Quarter                  .4375                 .1875
           Third Quarter                   .5625                 .375
           Second Quarter                  .78125                .53125
           First Quarter                   .84                   .625

       Quotations represent prices between dealers and do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

       The Company has never paid cash dividends on the Common Stock and it is management's present intention to reinvest future earnings, if any, in the business of the Company. The Company's ability to pay dividends in the future, should management so determine, will be dependent upon the Company's earnings, financial condition and other relevant factors.

       As of June 30, 1996, there were approximately 640 holders of record of the Company's Common Stock.

Item 6. SELECTED FINANCIAL INFORMATION.

       The following selected financial information should be read in conjunction with the financial statements included in this Report.

                                                             Year Ended June 30,
                               -------------------------------------------------------------------------------------
                                   1996            1995 (1)          1994                1993                1992
                               -----------      -----------      -----------         -----------         -----------
Summary of Operations:

Total revenues from
operations                     $ 4,997,000      $ 2,536,000      $ 1,571,000         $ 1,483,000         $   437,000

Income (loss) before
extraordinary item                 902,000          244,000          150,000              31,000            (545,000)

Extraordinary item                  91,000             --             25,000               6,000                --

Net Income (Loss)                  993,000          244,000          175,000              37,000            (545,000)

Income (loss) per share
before extraordinary  item             .06              .02              .02                 .00                (.08)

Income per share
from extraordinary item                .01             --               --                  --                  --

Net income (loss) per
share                                  .07              .02              .02                 .00                (.08)

Year-End Data:

Total assets                    10,875,000       10,535,000      $ 6,691,000(3)        4,654,000           2,942,000

Total Debt                         590,000        1,582,000        1,644,000(3)          538,000             501,000

Total liabilities                5,549,000        7,274,000        4,277,000(3)        2,926,000           4,776,000

Shareholders' equity
  (deficit)                      4,601,000        2,608,000        2,414,000           1,728,000          (1,835,000)

Shareholders' equity
  (deficit) per share                  .27              .23              .21                 .17(2)             (.59)(2)

(1) Restated to reflect business combination accounted for as a pooling of interest.
(2) All per share figures have been restated to reflect the 1-for-5 reverse split effective in April 1993.
(3)    Reclassified to reflect current year's presentation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

       The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Liquidity and Capital Resources

       By actively engaging in commercial lending through its interest in Business Loan Center, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of its cash requirements is derived from existing capital and short- and long-term borrowings.

       During the Fiscal Year 1996, Business Loan Center funded the unguaranteed portion of loans it originated, as well as funded the operational expenditures incurred during the period, primarily through bank financing, premium income received, servicing fee receipts, interest income collected, and funds received from the private sale of interests in certain unguaranteed loans.

       The total unguaranteed portion of loans funded during Fiscal Year 1996 amounted to $4,608,000, which net of $1,190,000 in cash premiums collected on the sale of the guaranteed portion of those loans, resulted in the usage of approximately $3,418,000 in available cash for loan originations for the year. On an overall basis, the Company's cash increased $238,000 from June 30, 1995. This cash increase was the result of the recent private sale of interest in the unguaranteed portion of the loans, net of repaying a significant portion of the Company's existing Bank line.

       In March 1996, pursuant to a resolution of the Board of Directors, a private placement of 3,703,704 shares of the Company's common stock was completed for $1,000,000. The proceeds of this sale were utilized to retire the $1,000,000 in outstanding convertible subordinate debentures. As a result of the early retirement of the debentures, the debenture holders agreed to forgive approximately $105,000 of accrued interest, which has been classified, net of the of income taxes, as an extraordinary item in the accompanying financial statements.

       The Company currently maintains a dual purpose bank line from Sterling National Bank & Trust Company of New York ("Bank") which provides financing of both the guaranteed and unguaranteed portion of loans made and to be made by the Company. Specifically, a $2,500,000 warehouse line of credit was made available by the Bank to fund the guaranteed portion of each new loan at an interest rate equal to 2.5% above the prime rate together with an administrative fee equal to 1/4 of 1% of each advance under the guaranteed line. In addition, the Bank line provides a financing line of $8,000,000 for funding of the unguaranteed portion of the loans made and to be made by the Company. Approximately $5,000,000 of this unguaranteed line bears an interest rate equal to 3% above the prime rate, while the remaining $3,000,000 line carries an interest rate of 1% above the prime rate. The $3,000,000 credit facility is subordinated to the $5,000,000 facility and is subject to the Bank obtaining Participants at the above rates. In connection with the automatic renewal and extension of this Bank line, a $50,000 facility fee is incurred by the Company on an annual basis. The loans under the guaranteed line are repaid immediately from the proceeds of the sale of the guaranteed portion of the loan in the secondary market. The loans under the unguaranteed line are amortized on a weekly basis to the extent of payments received from the Company's borrowers. This revolving line of credit is important as Business Loan Center continues to more favorably leverage its capital so that it may continue to meet its current loan production demands.

       At June 30, 1996, SBA guaranteed loans in the aggregate amount of $2,324,000 were held for sale in the secondary market, many of which were pending construction and/or renovation completions. Upon the completion of these funding projects, these loans may be sold in the secondary market, providing the Company with an immediate source of revenues.

       On May 30, 1996, the Company concluded an agreement with a major finance corporation pursuant to which it sold a participation in its portfolio of loans in the amount of $6,384,000. The proceeds of this sale were utilized to repay the Company's existing bank line as well as provide for working capital. While it is the Company's intention to periodically sell an undivided interest in the unguaranteed portion of loans to private investors as the loans pools become available, there are, however, no assurances that this can be accomplished.

       Certain changes in the Guaranteed Loan Program implemented in January and May 1995 and continued through October 12, 1995 had an adverse impact on the Company's loan origination activities for the first two quarters of Fiscal Year 1996. Effective January 1, 1995, the SBA temporarily limited the maximum loan size of the Guaranteed Loan Program to $500,000 from its original $1,000,000 size limit. Additionally, in May 1995, the SBA issued a policy notice stating that it would no longer provide loan guaranties under the Guaranteed Loan Program for existing debt refinancings. As a result of these administrative actions, Business Loan Center could not achieve significant growth in its loan production volume for the reference periods. Therefore, total loan production declined from $20,046,000 in Fiscal Year 1995 to $18,455,000 in Fiscal Year 1996. The average SBA guaranty fell slightly from 79% in Fiscal Year 1995 to 76% in Fiscal Year 1996, while the average loan amount increased from approximately $391,000 in Fiscal Year 1995 to $450,000 in Fiscal Year 1996. While the temporary measures taken by the SBA during the first nine months of 1995 were rectified in October 1995, the "back-log" effect directly resulted in loan production impairment for the fiscal year.

       While the SBA reinstated the eligibility of refinancing and withdrew its previous cap on the maximum loan amount, effective October 12, 1995, certain changes to the program continued to directly effect Business Loan Center's lending practice. Lenders are now required to pay an annual fee of 1/2 of 1% of the annual servicing fee they receive on the outstanding principal amount of the SBA-guaranteed portion of loans to the SBA, regardless of whether the loan is sold in the secondary market. This fee had historically been 4/10 of 1% and was only applicable to those

Lenders who sold the guaranteed portion of their loans in the secondary market. Further policy changes included an increase in the SBA's maximum guaranty percentage to 75% for loans in excess of $100,000. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than ten (10) years, and 85% for loans exceeding $155,000 with maturities less than ten (10) years. Additionally, the SBA guarantee fee charged to Lenders was increased from 2% to between 3% and 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount.

       Irrespective of the governmental changes discussed above and their immediate impact upon origination activities and liquidity sources, the Company continues to recognize the attractiveness of participating in the SBA Guaranteed Loan Program, and will continue to expand its lending network and seek new debt and equity sources to fund its ongoing growth. Management is not aware of any other material events, uncertainties or trends that would cause the financial information presented not to be indicative of the future financial position of the Company.

Results of Operations

       General. Demand for long term commercial loans throughout the United States has continued to remain at substantially high levels over the last several years. The Guaranteed Loan Program has assisted participating lenders in providing record amounts of guaranteed loans over the past three federal fiscal years. Business Loan Center has contributed to the success of the Guaranteed Loan Program by originating loans in the principal amount of $18,500,000 for the year ended June 30, 1996, resulting in a serviced loan portfolio aggregating $67,000,000. Additionally, by establishing an effective loan origination network along the entire length of the eastern seaboard of the United States, Business Loan Center has positioned itself to achieve ongoing growth, both with respect to the amount of loans originated and the geographic area in which it operates. The origination network is currently comprised of individuals and financial services companies that serve several broad geographic regions and provide customers with a variety of financial products. This network of unaffiliated representatives actively produces new loans within the New England region, the Northeastern corridor, the middle Atlantic seaboard states, including primarily the Washington, D.C. metropolitan area, Virginia and the Carolinas, the mid-western states, and the Southeastern regions. In all, this network has assisted in either producing approved loans or closed loans in eleven (11) states outside of the New York tri-state area, with one loan specialist producing approximately 43% of the $18,500,000 in total loan volume for Fiscal Year 1996. No other representative accounted for more than 10% of loan volume. All of the associates comprising this network operate on a non-exclusive and independent basis.

       With the availability of funds through the current bank line and the expansion of loan origination activities through BLC Financial Network, Inc. and BLC Financial Network of Florida, Inc., Business Loan Center expects to be able to originate and fund at least $40,000,000 in new loans during the next fiscal year, with an overall average maturity of 15 years. It is Business Loan

Center's intention to immediately sell all of the guaranteed portion of those loans in the secondary market. However, on occasion, partial disbursements of loan proceeds, for such items as construction or renovation, may temporarily delay those sales. While the Company expects to reach increased loan production levels, there can be no assurances that Business Loan Center will be able to originate $40,000,000 in new loans during the next fiscal year.

       Year Ended June 30, 1996 vs. Year Ended June 30, 1995. The Company recorded net income of $993,000 (or $.07 per share) for Fiscal Year 1996, as compared to net income of $244,000 (or $.02 per share) for the year ended June 30, 1995 ("Fiscal Year 1995"). Income before an extraordinary gain was $902,000 (or $.06 per share) for Fiscal Year 1996, as compared to income before extraordinary gain of $244,000 (or $.02 per share) for Fiscal Year 1995.

       Business Loan Center actively engaged in loan originations throughout the period, resulting in the recognition of $1,145,000 in gains on the sale of the SBA-guaranteed portion of those loans in the secondary market. In all, Business Loan Center originated forty-one (41) loans aggregating $18,455,000 for Fiscal Year 1996, as compared to fifty-one (51) loans aggregating $20,046,000 during Fiscal Year 1995. The guaranteed portion of the Fiscal Year 1996 loans aggregated $13,848,000 and were sold for total proceeds of $15,037,000, resulting in the gains on the sale. Portions of the gains have been deferred in accordance with generally accepted accounting principles.

       The existence of a strong and active secondary investor market for SBA-guaranteed loans allows Business Loan Center to sell the guaranteed portion of newly originated loans immediately upon closing. Various secondary market sources bid competitively to purchase the guaranteed portion of the loan, at premium rates that ranged from 6% to 10% for substantially all of the loans originated during Fiscal Year 1996. These premiums resulted in substantial gains on the sale of loans recorded for the period. Servicing rates for loans originated during Fiscal Year 1996 ranged from 1% to 2.62% per annum, thus resulting in higher servicing yields than Business Loan Center earned in the past. These servicing yields, however, will be fully realized over the actual term of the performing loans.

       The yield on loans originated by Business Loan Center may vary substantially from year to year based upon a number of factors. These factors include the term of each individual loan, the prime interest rate (and the resultant lending interest rate), the amount of the unguaranteed portions of such loans, the size of premiums paid by purchasers in the secondary market who purchase the guaranteed portions of such loans, the rates paid by such purchasers for Business Loan Center to continue to service such loans following the sale of the guaranteed portion in the secondary market, the regularity and extent of private investor sales of interests in the unguaranteed portions of loans, and the actual performance of the loan. The overall yield on an individual loan is always greater during its year of origination than in any single subsequent year due to the size of the premiums received from the sale of the loan in the secondary market, and it may be greater in some cases than the yield generated from interest income and servicing fees during all subsequent years collectively depending upon the interplay of the factors described above.

       At June 30, 1996, loans in an aggregate principal amount of $67,021,000 were outstanding of which $7,614,000 was the unguaranteed portion of the loans retained by Business Loan Center. The loans outstanding at such date may be categorized into four groups: loans originated during Fiscal Year 1996, loans originated prior to Fiscal Year 1996 which were current at June 30, 1996, loans originated prior to Fiscal Year 1996 that were delinquent at June 30, 1996, and loans originated prior to Fiscal Year 1996 that were in liquidation at June 30, 1996.

       During Fiscal Year 1996, Business Loan Center generated forty-one (41) loans in the aggregate principal amount of $18,455,000 of which $4,607,000 was unguaranteed. At June 30, 1996 the unguaranteed portion of these newly originated loans had been reduced to $4,572,000, of which $2,141,000 was retained by Business Loan Center. Business Loan Center realized approximately $1,350,000 in gains on the sale of the guaranteed portions in the secondary market and in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of loans originated in Fiscal Year 1996 of 29%.

       With respect to outstanding loans originated prior to Fiscal Year 1996, the unguaranteed portion of currently performing loans as of June 30, 1996 was $7,714,000, of which $3,888,000 was retained by Business Loan Center for its own account. Business Loan Center realized approximately $1,314,000 during Fiscal Year 1996 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of currently performing loans originated prior to Fiscal Year 1996 of approximately 17%.

       With respect to the outstanding loans originated prior to Fiscal Year 1996, the unguaranteed portion of delinquent loans retained by Business Loan Center for its own account as of June 30, 1996 was $219,000. Business Loan Center realized approximately $35,300 during Fiscal Year 1996 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of delinquent loans originated prior to Fiscal Year 1996 of 16%.

       With respect to the outstanding loans originated prior to Fiscal Year 1996, the unguaranteed portion of loans in liquidation as of June 30, 1996 was $1,482,000. Business Loan Center realized approximately $23,000 during Fiscal Year 1996 in interest and servicing income with respect to such loans resulting in a yield on the unguaranteed portion of loans in liquidation originated prior to Fiscal Year 1996 of 2%.

       In comparison, during Fiscal Year 1995, Business Loan Center generated fifty-one (51) loans in the aggregate principal amount of $20,046,000 of which $4,565,000 was unguaranteed. Business Loan Center realized $1,718,000 in gains on the sale of the guaranteed portions in the secondary market and in interest and servicing income resulting in a yield on the unguaranteed portion of loans originated in Fiscal Year 1995 of 38%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of currently performing loans as of June 30, 1995 was $4,490,000. Business Loan Center realized approximately $759,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of currently performing loans originated prior to Fiscal Year 1995 of 17%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of delinquent loans as of June 30, 1995 was $78,500. Business Loan Center realized approximately $9,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of delinquent loans originated prior to Fiscal Year 1995 of 12%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of loans in liquidation was $1,611,000. Business Loan Center realized approximately $24,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of loans in liquidation originated prior to Fiscal Year 1995 of 2%.

       The loans receivable that remain in Business Loan Center's portfolio, as well as the guaranteed portions sold in the secondary market, are actively serviced through the collection efforts of Business Loan Center's staff. The number and aggregate principal amount of the loans in Business Loan Center's portfolio at the end of Fiscal Year 1996 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1995 as follows:

                                 YEAR ENDED 6/30/96                                       YEAR ENDED 6/30/95
                                 ------------------                                       ------------------

                      Total   Guaranteed     Ungteed.         #             Total      Guaranteed       Ungteed.           #
                     Amount       Amount       Amount     Loans            Amount          Amount         Amount       Loans
                     ------       ------       ------     -----            ------          ------         ------       -----
    Performing   57,083,000   44,796,000   12,285,000       180        45,521,000      36,491,000      9,030,000         159
         Loans

    Delinquent    1,041,000      822,000      219,000         3           524,000         445,000         79,000           2
         Loans

      Loans in    8,897,000    7,417,000    1,482,000        40        10,028,000       8,417,000      1,611,000          44
   Liquidation   ----------   ----------   ----------       ---        ----------      ----------     ----------         ---

         Total   67,021,000   53,035,000   13,986,000       223        56,073,000      45,353,000     10,720,000         205
         Loans   ==========   ==========                    ===        ==========      ==========                        ===

LESS:                                                             LESS:
         Participations Sold                6,372,000                    Participations Sold                      0

         Allowance for Credit Losses        1,338,000                    Allowance for Credit Losses        710,000

         Deferred Income & Other              523,000                    Deferred Income & Other            810,000
                                           ----------                                                    ----------

Loans Receivable Net                       $5,753,000             Loans Receivable Net                   $9,200,000
                                           ==========                                                    ==========

       Loans for which interest and principal payments are due for a period from between thirty-one (31) and ninety (90) days are categorized by Business Loan Center as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers continue to service their loans in most cases, and often regain current status after a period of time. Full or partial payments made while a loan is delinquent are applied first to interest and then to past due principal until the loan made current. Business Loan Center places any loan with payments due for a period in excess of thirty
(30) days on a non-accrual basis, whereby servicing and interest income is only recorded when payments are received on such loans.

       In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond ninety (90) days past due, it is then categorized as in "liquidation." After formal request is made by Business Loan Center, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for the ninety day period. In general, loans in liquidation are serviced through the combined efforts of Business Loan Center and the SBA's servicing office located in the geographic area in which the borrower's business is located. For those loans located in states in which Business Loan Center maintains Preferred Lender status, liquidation efforts are expedited as the SBA's participation in the liquidation process is minimal. In all cases, Business Loan Center, in conjunction with the SBA, seeks satisfaction of the remaining obligation by pursuing a combination of collection strategies that coincide with the particular category that Business Loan Center assigns to loans in liquidation. These categories are described as "loans in foreclosure," which are loans with real estate collateral that is in some stage of foreclosure proceedings, "loans in collection," which are loans that require Business Loan Center and the SBA to pursue any and all means to convert non-real estate business and personal assets of the borrower, and "loans in workout," which are loans with borrowers who have reached a workout arrangement resulting in some type of periodic payments.

       As of June 30, 1996, approximately 38% of loans in liquidation were in foreclosure, approximately 29% were in collection, and approximately 33% were in workout. Because all loans originated by Business Loan Center are secured by personal guarantees of the borrowers and a combination of real estate and other business assets, at least partial recovery is made on substantially all loans in liquidation.

       Service fee income increased by 30% in Fiscal Year 1996 from Fiscal Year 1995 due to the increase in the loan portfolio from the loans originated in Fiscal Year 1995 and during Fiscal Year 1996. The resultant service fee income from these loans more than offset the decrease in service fee income resulting from the normal liquidation of loans in the portfolio that were in existence prior to Fiscal Year 1996.

       Interest income in Fiscal Year 1996 increased approximately 75% from Fiscal year 1995, as a result of the growth in Business Loan Center's portfolio and greater collection efforts of the New York office, more than offsetting the liquidating effect of the loans in existence prior to Fiscal

Year 1996. Interest income continued to increase despite decreases in Business Loan Center's base lending rate, the prime rate, during the Fiscal Year 1996 from 9.00% to 8.25%.

       Operating expenses in Fiscal Year 1996 increased 76% from Fiscal Year 1995 as a result of additional costs incurred for servicing of the increased loan portfolio, increased salary expenditures, and an increased provision for credit losses. With the added costs associated with the acquisition of Southeastern First Financial Network, Inc., the Company incurred additional salary expenditures throughout the fiscal year of approximately $382,000. The provision for credit losses was increased from $139,000 at June 30, 1995 to $917,000 at June 30, 1996. This increase in the provision for credit losses is primarily due to the increase during Fiscal Year 1996 of the aggregate of the unguaranteed loan portfolio, the loans sold with recourse, changes in the loans in liquidation, and management's assessment of the adequacy of the allowance for credit losses.

       General and administrative expenses in Fiscal Year 1996 were approximately $458,000, an increase of 291% from Fiscal Year 1995, as the Company incurred greater costs with respect to accounting, administrative, and legal services performed in connection with the acquisition of Southeastern First Financial Network, Inc., and the repayment of debentures.

       Interest expense of $889,000 for Fiscal Year 1996 increased 153% from Fiscal Year 1995 due to the increased borrowing to meet loan demand.

       Year Ended June 30, 1995 vs. Year Ended June 30, 1994. The Company recorded net income of $244,000 (or $.02 per share) for Fiscal Year 1995, as compared to net income of $175,000 (or $.02 per share) for the year ended June 30, 1994 ("Fiscal Year 1994").

       Business Loan Center actively engaged in loan originations throughout the period, resulting in the recognition of $1,292,000 in gains on the sale of the SBA-guaranteed portion of those loans in the secondary market. In all, Business Loan Center originated fifty-one (51) loans aggregating $20,046,000 for Fiscal Year 1995, as compared to thirty-eight (38) loans aggregating $13,463,000 during Fiscal Year 1994. The guaranteed portion of the Fiscal Year 1995 loans aggregated $15,481,000, and were sold for total proceeds of $16,906,000, resulting in the gains on the sale. Portions of the gains have been deferred in accordance with generally accepted accounting principles.

       The existence of a strong and active secondary investor market for SBA guaranteed loans allows the Business Loan Center to sell the guaranteed portion of newly originated loans immediately upon closing. Various secondary market sources bid competitively to purchase the guaranteed portion of the loan at premium rates that ranged from 6% to 10% for approximately 92% of all loans originated during Fiscal Year 1995. These premiums resulted in the substantial gains on the sale of loans recorded for the period. Whereas servicing rates remained at 1% on loans originated in prior years, the servicing rates for loans with maturities between fifteen (15) and twenty-five (25) years, ranged between 1.00% and 1.94% per annum during Fiscal Year 1995, thereby resulting in higher servicing yields than Business Loan Center earned in the past.

       At June 30, 1995, loans in an aggregate principal amount of $56,073,000 were outstanding of which $10,720,000 was not guaranteed by the SBA. The loans outstanding at such date may be categorized into four groups: loans originated during Fiscal Year 1995, loans originated prior to Fiscal Year 1995 that were current at June 30, 1995, loans originated prior to Fiscal Year 1995 that were delinquent at June 30, 1995, and loans originated prior to Fiscal Year 1995 that were in liquidation at June 30, 1995.

       During Fiscal Year 1995, Business Loan Center generated 51 loans in the aggregate principal amount of $20,046,000 of which $4,565,000 was unguaranteed. Business Loan Center realized $1,718,000 in gains on the sale of the guaranteed portions in the secondary market and in interest and servicing income with respect to such loans resulting in a yield on the unguaranteed portion of loans originated in Fiscal Year 1995 of 38%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of currently performing loans as of June 30, 1995 was $4,490,000. Business Loan Center realized approximately $759,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of currently performing loans originated prior to Fiscal Year 1995 of 17%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of delinquent loans was $78,500. Business Loan Center realized approximately $9,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of delinquent loans originated prior to Fiscal Year 1995 of 12%.

       With respect to outstanding loans originated prior to Fiscal Year 1995, the unguaranteed portion of loans in liquidation was $1,611,000. Business Loan Center realized approximately $24,000 during Fiscal Year 1995 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of loans in liquidation originated prior to Fiscal Year 1995 of 2%.

       In comparison, during Fiscal Year 1994, Business Loan Center generated thirty-eight (38) loans in the aggregate principal amount of $13,463,000 of which $2,709,000 was unguaranteed. Business Loan Center realized $1,074,000 in gains on the sale of the guaranteed portions in the secondary market and in interest and servicing income resulting in a yield on the unguaranteed portion of loans originated in Fiscal Year 1994 of 40%.

       With respect to outstanding loans originated prior to Fiscal Year 1994, the unguaranteed portion of currently performing loans was $2,134,000. Business Loan Center realized approximately $392,000 during Fiscal Year 1994 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of currently performing loans originated prior to Fiscal Year 1994 of 18%.

       With respect to outstanding loans originated prior to Fiscal Year 1994, the unguaranteed portion of delinquent loans was $734,000. Business Loan Center realized approximately $89,000 during Fiscal Year 1994 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of delinquent loans originated prior to Fiscal Year 1994 of 12%.

       With respect to outstanding loans originated prior to Fiscal Year 1994, the unguaranteed portion of loans in liquidation was $1,004,000. Business Loan Center realized approximately $17,000 during Fiscal Year 1994 in interest and servicing income with respect to such loans, resulting in a yield on the unguaranteed portion of loans in liquidation originated prior to Fiscal Year 1994 of 2%.

       The loans receivable that remain in Business Loan Center's portfolio, as well as the guaranteed portions sold in the secondary market, are actively serviced through the collection efforts of Business Loan Center's staff. The number and aggregate principal amount of the loans in Business Loan Center's portfolio at the end of Fiscal Year 1995 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1994 as follows:

                          YEAR ENDED 6/30/95                                     YEAR ENDED 6/30/94

                         Total     Guaranteed        Ungteed.       #           Total      Guaranteed       Ungteed.        #
                        Amount         Amount          Amount   Loans          Amount          Amount         Amount    Loans
                        ------         ------          ------   -----          ------          ------         ------    -----
    Performing      45,521,000     36,491,000       9,030,000     159      27,790,000      22,958,000      4,822,000      111
         Loans

    Delinquent         524,000        445,000          79,000       2       4,246,000       3,512,000        734,000       16
         Loans

      Loans in      10,028,000       8,417,00       1,611,000      44       6,861,000       5,858,000      1,004,000       36
   Liquidation      ----------       --------       ---------      --       ---------       ---------      ---------      ---

         Total      56,073,000     45,353,000      10,720,000     205      38,887,000      32,328,000      6,559,000      163
         Loans      ==========     ==========                     ===      ==========      ==========                     ===


LESS:                                                             LESS:
          Allowance for Credit Losses               710,000          Allowance for Credit Losses    567,000

          Deferred Income & Other                   810,000          Deferred Income & Other        690,000

Loans Receivable Net                             $9,200,000        Loans Receivable Net          $5,302,000
                                                 ==========                                      ==========

       Loans for which interest and principal payments are due for a period from between thirty-one (31) days and ninety (90) days are categorized by Business Loan Center as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business locations or products, and other factors specifically related to each borrower. The borrowers continue to service their loans in most cases, and often regain current status after a period of time. Full or partial payments made while a loan is delinquent are applied first to interest and then to past due principal until the loan is made current. Business Loan Center places any loan with payments due for a period in excess of thirty (30) days on a non-accrual basis, whereby servicing and interest income is only recorded when payments are received on such loans.

       In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond ninety (90) days past due, it is then categorized as in "liquidation." After formal request is made by Business Loan Center, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for the ninety day period. Loans in liquidation are serviced through the combined efforts of Business Loan Center and the SBA's servicing office located in the geographic area in which the borrower's business is located. These efforts vary depending upon the borrower's circumstances and the collateral available to secure the loan. In all cases, Business Loan Center, in conjunction with the SBA, seeks satisfaction of the remaining obligation by pursuing a combination of collection strategies that coincide with the particular category that Business Loan Center assigns to loans in liquidation. These categories are described as "loans in foreclosure," which are loans with real estate collateral that is in some stage of foreclosure proceedings, "loans in collection," which are loans that require Business Loan Center and the SBA to pursue any and all means to convert non-real estate business and personal assets of the borrower, and "loans in workout," which are loans with borrowers who have reached a workout arrangement resulting in some type of periodic payments.

       As of June 30, 1995, approximately 4% of loans in liquidation were in foreclosure, approximately 32% were in collection and approximately 64% were in workout. Because all loans originated by Business Loan Center are secured by personal guarantees of the borrowers and a combination of real estate and other business assets, at least partial recovery is made on substantially all loans in liquidation.

       Service fee income increased by 111% in Fiscal Year 1995 from Fiscal Year 1994 due to the increase in the loan portfolio from the loans originated in Fiscal Year 1994 and during Fiscal Year 1995. The resultant service fee income from these loans more than substantially offset the decrease in service fee income resulting from the normal liquidation of loans in the portfolio that were in existence prior to Fiscal Year 1995.

       Interest income in Fiscal Year 1995 increased approximately 102% from Fiscal Year 1994, as a result of the growth in Business Loan Center's portfolio and greater collection efforts of the staff, more than offsetting the liquidating effect of the loans in existence prior to Fiscal Year 1995. Additionally, the prime rate, on which Business Loan Center's lending rate is based, increased during the Fiscal Year 1995 from an initial rate of 7.25% to 9.0%, resulting in increased interest income.

       Operating expenses in Fiscal Year 1995 increased 56% from Fiscal Year 1994 directly as a result of additional costs incurred for the processing of the increased loan volume and the serviced loan portfolio. These costs, such as provisions for loan losses, fees paid to loan representatives, travel expenses related to the establishment of representatives and meetings with SBA district office personnel, all were incurred due to the increase in loan production activities.

       General and administrative expenses of $117,000 decreased 34% from Fiscal Year 1994 as the Company increased efforts to more efficiently utilize Business Loan Center employees and officers in accounting, administrative, and legal capacities rather than contracting these services through third parties.

       Interest expense of $352,000 for Fiscal Year 1995 increased 116% from Fiscal Year 1994 due to the increased borrowing to meet loan demand.

Item 8. Financial Statements and Supplementary Data

       The financial statements located in Item 14(a)(1) and (2) are included in this report of page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       On March 20, 1995, following approval by the Company's Board of Directors, the Company engaged Richard A. Eisner & Company, LLP, as the Company's principal accountant, replacing Farber, Blicht & Eyerman ("FB&E"), the Company's former principal accountant.

       In connection with the audits of the fiscal years ended June 30, 1994 and June 30, 1993 and through March 20, 1995, there were no disagreements with FB&E on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, either resolved or unresolved, which disagreements if not resolved to the satisfaction of FB&E would have caused FB&E to make reference in connection with their report to the subject matter of the disagreement.

       FB&E's report on the financial statements for either of the two fiscal years ended June 30, 1994 and June 30, 1993 contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles, except as hereafter described. As disclosed in FB&E's report for the fiscal year ended June 30, 1994, the Company, upon recommendation of FB&E, changed from unacceptable methods of accounting for acquisition purchase price adjustments, transactions involving its own securities, and certain other transactions, to acceptable methods. The change in accounting principles has been accounted for as corrections of errors and prior years' financial statements have been restated.

       FB&E stated that it agreed with the statements set forth above.

                                                              Part III

Item 10. Directors, Executive Officers and Key Employees

       The directors and executive officers of the Company, their ages and present positions held in the Company are as follows:

Name             Age    Position(s)                   Director Since      Officer Since
----             ---    -----------                   --------------      -------------

Robert F.        51     President & Chairman          September 1986      September 1986
Tannenhauser            of the Board of Directors

Eric D.          57     Treasurer & Director          July 1987           September 1986
Rosenfeld

Peter D.         38     Director                      June 1993               ---
Blanck

Robert C.        60     Vice President & Director     February 1996       February 1996
McGee

Marjorie         36     Secretary & Director          February 1996       February 1996
Caplice

Jennifer M.      25     Assistant Secretary                  ---          February 1996
Napier

       Each director holds office until the next annual meeting of the Company's shareholders and until his successor shall have been elected and qualified. Since the Company's reorganization, annual meetings of its shareholders were held in September 1990 and June 1993. Each of the executive officers serves at the pleasure of the Board of Directors.

       The principal occupations of Messrs. Rosenfeld and Tannenhauser from January 1992 until February 1995 were of counsel to the law firm of Hall Dickler Kent Friedman & Wood, LLP. From March 1990 to December 1991 they were of counsel to the law firm of Graubard Mollen Horowitz Pomeranz & Shapiro. Prior to March 1990 they were partners in the law firm of Rosenfeld Fischbein Bernstein & Tannenhauser. Each of Messrs. Rosenfeld and Tannenhauser has been or is a principal or general partner of various corporations or partnerships engaged in the oil and gas or real estate businesses. Mr. Tannenhauser became full time employee of Business Loan Center in March 1995.

       The principal occupation of Mr. Blanck has been as a Professor of Law since May 1993, and as an Associate Professor of Law from July 1991 to April 1993, with the University of Iowa College of Law. From 1987 to 1990, he was an associate attorney with the Washington D.C. law firm of Covington & Burling; since February 1992, Mr. Blanck has been a director and the President of Futuronics Corporation. Mr. Blanck is the brother-in-law of Robert F. Tannenhauser.

       From 1991 to 1995, Mr. McGee was President and owner of Southeastern First Financial, Inc. ("Southeastern First"), an originator of commercial and SBA loans. After selling Southeastern First, Mr. McGee formed Southeastern First Financial Network, Inc., also an originator of commercial and SBA loans, which was subsequently acquired by the Company. See "Business of the Company - Acquisition of Southeastern First Financial Network, Inc." In 1992, Mr. McGee served as a director of a company which bought and sold luxury automobiles. Although Mr. McGee did not have an active role in the company, as a consequence of threatened claims and liabilities arising from the company's business that were asserted against him, Mr. McGee elected to file for personal bankruptcy in June 1992. Mr. McGee restructured his debts and emerged from bankruptcy in September 1992. Mr. McGee is the father of Marjorie Caplice, Secretary and Director of the Company.

       Mr. Rosenfeld has served as an officer of the corporate general partner or as an individual general partner of the following two real estate partnerships which have filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code: (i) Drake Tower Limited Partnership filed a petition on July 24, 1991 in the United States Bankruptcy Court in the Southern District of New York (Docket No. 91-B-1331), and (ii) Ruxton Tower Limited Partnership filed a petition on January 1, 1992 in the United States Bankruptcy Court in the Southern District of New York (Docket No. 92-B-40357). Both of these partnerships have been successfully reorganized and have emerged from bankruptcy. Mr. Rosenfeld is no longer general partner of these partnerships.

       Ms. Caplice has served as Secretary of the Company since February 1996. From 1982 to 1991, Ms. Caplice served as Vice President of Investor Savings Bank and Director of Management Information Systems. From 1991 to 1993, Ms. Caplice was Director of Systems and Operations for Compmed, a medical practice management firm, and from 1994 until she joined the Company, she served as manager of McClain Group, Inc., a management consulting firm. Ms. Caplice is the daughter of Robert C. McGee, Vice President and Director of the Company.

       Ms. Napier has served as Assistant Secretary of the Company since February 1996. From June 1994 until the present, Ms. Napier has been employed by Business Loan Center. Ms. Napier graduated with a degree in Accounting from San Diego State University and is currently pursuing a Masters degree in Finance.

COMPLIANCE WITH SECTION 16(a) OF
THE SECURITIES EXCHANGE ACT OF 1934

       During fiscal year ended June 30, 1996, Robert F. Tannenhauser, President of the Company, and his spouse; Eric D. Rosenfeld, a Director of the Company and his spouse; Robert McGee, Vice President and Director; Marjorie Caplice, a Director of the Company; Peter Blanck, a Director of the Company; and Futuronics Corp.,a 10% shareholder, each made a late filing of a report required by Section 16(a) of the Securities Act of 1934, covering on transaction or event in the Company's common stock.

Item 11. Executive Compensation.

       The following table sets forth all plan and non-plan compensation paid to the named individual for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended June 30, 1996. The following salaries and/or benefits are presently payable pursuant to employment agreements. See "Certain Relationships and Related Transactions".

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------
Name and Principal      Year        Annual             Options
Position                            Compensation
--------------------------------------------------------------
Robert F.               1996        $150,997(1)
Tannenhauser
                        1995        $37,198(1)         450,000
President and
Director                1994        $19,128(1)
--------------------------------------------------------------
Robert C. McGee         1996        $209,022           187,475

Vice President and
Director
--------------------------------------------------------------

----------
(1) Includes premiums for excess health insurance.

       The following table sets forth options granted to executive officers within the fiscal year ending June 30, 1996. See "Certain Relationships and Related Transactions".

                        OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------
Name         Number of   % of Total     Exercise of   Expiration    Grant Date
             Securities  Options        Base Price    Date          Present
                         Granted        ($/Sh)                      Value $
                         During
                         Fiscal Year
--------------------------------------------------------------------------------
Robert C.    187,475     15.8%(1)       $0.60         11/5/2000     $0.00
McGee
--------------------------------------------------------------------------------

----------
1 Certain options and warrants to purchase shares were granted to R. Matthew
  McGee. See "Certain Relationships and Related Transactions"

       The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1996 by the named individual, along with the year-end value of unexercised options:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


--------------------------------------------------------------------------------
Name                 Shares         Value      Number of     Value of
                     Acquired on    Realized   Unexercised   Unexercised In-
                     Exercise                  Options at    The- Money
                                               6/30/96 (3)   Options at
                                                             6/30/96 (3)
--------------------------------------------------------------------------------
Robert F.            0              0          592,500       26,850 (1) (2)
Tannenhauser
--------------------------------------------------------------------------------
Robert C. McGee      0              0          187,475       $3,749.50 (2)
--------------------------------------------------------------------------------

----------
(1) Number reflects 592,500 options previously owned by Robert F. Tannenhauser and transferred to his spouse, Carol Tannenhauser, and 7,500 options transferred to an unrelated third party.
(2) The value realized equals the market value of the common stock at June 30, 1996 of $0.62 minus the exercise price.
(3) Note all options are exercisable; there were no unexercisable options at June 30, 1996.

       Reference is made to the section of this Report entitled "Certain Relationships and Related Transactions" for a description of options granted to certain executive officers, fees paid to entities that are affiliated with certain executive officers, and a description of the employment agreements with certain executive officers.

Indemnification of Directors and Officers

       Section 102(b)(7) of the General Corporation Law of the State of Delaware grants corporations the right to limit or eliminate the personal liability of their directors in certain circumstances and in accordance with the provisions therein set forth. Article 7 of the Company's Certificate of Incorporation, filed in the Office of the Secretary of State of Delaware on August 10, 1990, provides for the elimination of personal liability of a Director to the Corporation or its stockholders for monetary damages for the breach of the Director's fiduciary duty to the full extent allowable under Section 102 (b)
(7).

       Section 145 of the General Corporation Law of the State of Delaware grants corporations the right to indemnify their directors, officers, employees and agents in accordance with the provisions therein set forth. Article 8 of the Company's Certificate of Incorporation provides for indemnification of such persons to the full extent allowable under applicable law.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth certain information as of June 30, 1996 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Rule 13d-3") based upon information furnished by the persons listed or known to the Company. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

--------------------------------------------------------------------------------
Name and Address of            Amount and Nature of            Percent Of Class
Beneficial Owner               Beneficial Ownership
--------------------------------------------------------------------------------
Eric D.  Rosenfeld             1,115,597 (1)(2)                6.7%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
--------------------------------------------------------------------------------
Diane Rosenfeld                1,555,597 (3)                   6.7%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
--------------------------------------------------------------------------------
Carol Tannenhauser             5,507,583 (4) (5)               30.3%
210 East 68th Street
New York, New York 10021
--------------------------------------------------------------------------------
Robert F. Tannenhauser         5,507,583 (1)(6)                30.3%
210 East 68th Street
New York, New York 10021
--------------------------------------------------------------------------------
Futuronics Corporation         3,109,964 (7)                   17.9%
P.O. Box 293
Albertson, New York 11507
--------------------------------------------------------------------------------
Peter D. Blanck                3,576,132 (8)                   20.5%
University of Iowa, College
of Law
Iowa City, Iowa 52241
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Robert C. McGee                1,996,296 (9)                   11.7%
204 Oxford Circle East
Richmond, Virginia 23221
--------------------------------------------------------------------------------
Richard Blanck                 3,501,130 (10)                  20.1%
9 Hickory Road
Manhasset Hills, New York
11040
--------------------------------------------------------------------------------
R. Matthew McGee               1,000,050 (11)                  5.6%
9450 Avalon Drive
Richmond, Virginia 23229
--------------------------------------------------------------------------------
Marjorie Caplice               -0-                             -0-
11433 Ivy Home Place
Richmond, Virginia 23233
--------------------------------------------------------------------------------
Jennifer M. Napier             -0-                             -0-
50 West 72nd Street
New York, New York 10023
--------------------------------------------------------------------------------
All directors and officers     9,159,137 (12)                  51.0%
as a group (four persons)
--------------------------------------------------------------------------------


(1) Each of Messrs. Rosenfeld and Tannenhauser directly owns 4,013 shares and possesses sole voting and dispositive power with respect to such shares.

(2) Includes 690,710 shares directly owned by the spouse of Eric D. Rosenfeld, 367,500 shares underlying options owned by the spouse of Eric D. Rosenfeld and 93,374 shares that may be acquired upon exercise of Warrants owned by the spouse of Eric D. Rosenfeld.

(3) Includes (a) 690,710 shares directly owned by Diane Rosenfeld, (b) 4,013 shares directly owned by Eric Rosenfeld, (c) 367,500 shares underlying options owned by Diane Rosenfeld, and (d) 93,374 shares that may be acquired upon the exercise of Warrants owned by Diane Rosenfeld.

(4) Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are siblings. Each disclaims beneficial ownership of the shares owned by the others.

(5) See also Footnote (6) below. Includes (a) 1,312,954 shares directly owned by Carol Tannenhauser, the spouse of Robert F. Tannenhauser, (b) 107,168 shares deemed owned by the spouse of Robert F. Tannenhauser as custodian for their two children, (c) 2,609,964 owned by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which the spouse of Robert F. Tannenhauser is Trustee and Beneficiary, (e) 646,857 shares underlying options owned by the spouse of Robert F. Tannenhauser, (f) 149,797 shares that may be acquired upon the exercise of Warrants owned by the spouse of Robert F. Tannenhauser, and (g) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director. Mr. Tannenhauser disclaims beneficial ownership of the shares directly owned or that may be acquired on the exercise of options or warrants by Futuronics Corporation, Trust created under the Will of Albert Blanck and Carol Tannenhauser.

(6) Includes (a) 1,312,954 shares directly owned by Carol Tannenhauser, (b) 4,013 shares directly owned by Robert F. Tannenhauser, the spouse of Carol Tannenhauser, (c) 107,168 shares deemed owned by Carol Tannenhauser as custodian for their two children, (d) 2,609,964 shares owned by Futuronics Corporation of which Carol Tannenhauser is an officer and director, (e) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Carol Tannenhauser is a Trustee and Beneficiary, (f) 646,857 shares underlying options owned Carol Tannenhauser, (g) 149,797 shares that may be acquired upon the exercise of Warrants owned by Carol Tannenhauser, and (h) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which Carol Tannenhauser is an officer and director.

(7) Includes (a) 2,609,964 shares owned directly by Futuronics Corporation and
    (b) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation. Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are officers and directors of Futuronics Corporation.

(8) Includes (a) 85,737 shares owned directly by Peter D. Blanck, (b) 128,601 shares deemed owned by Peter D. Blanck as custodian for his three children,
    (c) 75,000 shares underlying options owned by Peter D. Blanck, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Peter D. Blanck is a Trustee and Beneficiary, (e) 2,609,964 shares owned by Futuronics Corporation of which Peter D. Blanck is an officer and director, and (f) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which Peter D. Blanck is an officer and director.

(9) Includes (a) 107,168 shares owned directly by Richard Blanck, (b) 107,168 shares deemed owned by Richard Blanck as custodian for his two children, (c) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Richard Blanck is a Trustee and Beneficiary, (d) 2,609,964 shares owned by Futuronics Corporation of which Richard Blanck is an officer and director, and (e) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which Richard Blanck is an officer and director.

(10) Includes (a) 1,808,821 shares owned directly by Robert C. McGee and (b) 187,475 shares that may be acquired upon the exercise of certain warrants owned by Robert C. McGee. Mr. McGee disclaims beneficial ownership of the shares that may be acquired on the exercise of options or warrants by his son, R. Matthew McGee.

(11) Includes (a) 687,007 shares underlying options owned by R. Matthew McGee, and (b) 313,043 shares that may be acquired upon the exercise of certain warrants owned by R. Matthew McGee.

(12) Represents shares beneficially owned pursuant to Rule 13d-3 by Mr. Tannenhauser, a Director and President of the Company, Mr. Rosenfeld, a Director and Treasurer of the Company, Mr. Blanck, a Director of the Company, Mr. McGee, a Director and Vice President of the Company and Ms. Caplice, a Director and Secretary of the Company. The shares deemed beneficially owned by Robert F. Tannenhauser and Peter D. Blanck through Futuronics Corporation and Trust created under the Will of Albert Blanck have been added only once to the total shares owned by officers and directors as a group.

Item. 13. Certain Relationships and Related Transactions.

       During Fiscal Year 1996, the Company paid legal fees in the amount of $9,000 to Hall Dickler Kent Friedman & Wood, LLP, a law firm to which Messrs. Rosenfeld and Tannenhauser were of counsel until February 1995. Fees billed by the law firm which remain unpaid at June 30, 1996 totaled approximately $23,000. Hall Dickler Kent Friedman & Wood, LLP continues to perform legal services for the Company.

       Pursuant to the Amended and Restated Partnership Agreement by and between BLC-Delaware and EBLC, the representatives of BLC-Delaware that serve as managing directors of Business Loan Center are entitled to be paid three-quarters of one percent of the principal amount of each loan made by Business Loan Center. As of this date, the representatives of BLC-Delaware have waived their rights to such compensation through June 30, 1996.

       During August 1992, the Company awarded options to purchase 150,000 shares of Common Stock of the Company to Messrs. Rosenfeld and Tannenhauser. The options were subsequently transferred to the respective spouses of Messrs. Rosenfeld and Tannenhauser. The options are each exercisable until December 31, 1997 at a price per share of $.50. None of the options have been exercised as of the date hereof. The option exercise price of $.50 per share was established by management based upon consideration of the following factors: an evaluation of Business Loan Center's loan portfolio, an estimate of the value of the SBA license, the loss carry forward available to the Company to shelter future profits, if any, the conversion price of outstanding Debentures, and the exercise price of outstanding warrants and management's evaluation of the prospects of the Company.

       During February 1995, the Company awarded options to purchase 450,000 shares, 225,000 shares, and 75,000 shares of common stock, respectively, to each of Messrs. Tannenhauser, Rosenfeld, and Blanck, officers and directors of the Company. The options were subsequently transferred to the respective spouses of Messrs. Tannenhauser and Rosenfeld. The options are exercisable after January 1, 1996 until their expiration on November 5, 2000, at a price per share of $.60. The option exercise price of $.60 was established by management based primarily upon consideration of extensive work done by the optionees and the nominal consideration received therefor.

       Since June 30, 1992, various members of the immediate family and affiliates of Robert F. Tannenhauser have made available funds to Business Loan Center for the purpose of originating loans. In exchange for extending such loans, Business Loan Center paid interest to the person or entities funding such loans during the years ended June 30, 1996, June 30, 1995 and June 30, 1994. For those periods, Business Loan Center incurred interest expense relating to such individuals in the aggregate amounts of $130,000, $24,000, and $75,000, respectively. The maximum amounts outstanding for these loans during the periods in question were $2,108,000, $1,800,000, and $2,200,000, respectively.

       Pursuant to an agreement dated November 24, 1992, between the Company and Futuronics Corporation, a New York corporation of which a majority of stock is held by several members of the immediate family of Robert Tannenhauser, the Company sold to Futuronics Corporation 2,272,727 shares of its Common Stock for an aggregate purchase price of $1 million. The Company registered the shares sold to Futuronics Corporation under the Securities Act of 1933, as amended. The Company nominated Peter Blanck for election to its board of directors, and he was so elected at the Company's annual meeting in June 1993. The Board of Directors of the Company believes that the sale price of $.44 per share of stock of the Company is fair based on its consideration of, among other things, (i) the opinion of an investment banking firm as to the fairness of the sale price from a financial point of view, (ii) the Company's evaluation of the current business and operation of the Company, and (iii) the range of prices set for certain outstanding debentures and warrants.

       On February 5, 1996, the Company entered into employment agreements with Robert F. Tannenhauser, Eric D. Rosenfeld, Robert C. McGee, R. Matthew McGee, and Mary McGee.

       Robert F. Tannenhauser's employment agreement provides that he shall be employed as President and Chairman of the Board and as Chief Executive Officer of Business Loan Center through January 15, 2001 at an annual gross salary of $200,000. Mr. Tannenhauser is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees. The agreement also contains provisions that permit the Board of Directors to increase Mr. Tannenhauser's salary and to grant him bonuses and stock options based upon Business Loan Center's and Mr. Tannenhauser's performance.

       The agreement shall automatically renew for successive one-year periods until the Company registers under the Securities Act of 1933 the shares of common stock of the Company held by Mr. Tannenhauser, and lists the Company's shares for trading on NASDAQ, AMEX or other recognized securities exchange. Thereafter, the agreement shall automatically renew for additional successive one-year periods unless notice to the contrary is given by any party not less than ninety days prior to the expiration of the then current term.

       The agreement obliges the Company to pay to Mr. Tannenhauser the greater of $200,000 or his annual gross salary if (i) Mr. Tannenhauser's employment is terminated for any reason other than his death or disability, (ii) the Agreement is not renewed by Business Loan Center, or (iii) Mr. Tannenhauser terminates the agreement due to a reduction in Mr. Tannenhauser's salary or benefits or the diminution of his responsibility, authority or status as chief executive.

       Robert C. McGee's employment agreement provides that he shall be employed as Vice President of the Company, a Managing Partner of Business Loan Center and as President and Chief Executive Officer of BLC Financial Network, Inc. through January 15, 2001 at an annual gross salary of $200,000.

       Mr. McGee was issued warrants to purchase 187,475 shares of the Company's common stock at an exercise price of $.60, all of which are exercisable immediately or at any time prior to November 5, 2000. Mr. McGee is also entitled to participate in all benefit plans established from time-to-time by the Company and Business Loan Center on the same basis as all other executive employees. The agreement also contains provisions that permit the Board of Directors of the Company to increase Mr. McGee's salary and to grant him bonuses and stock options based upon BLC Financial Network, Inc.'s and Mr. McGee's performance.

       The agreement shall automatically renew for successive one-year periods until the Company registers under the Securities Act of 1933 the shares of common stock of the Company held by Mr. McGee, and lists the Company's shares for trading on NASDAQ, AMEX or other recognized securities exchange. Thereafter, the agreement shall automatically renew for additional successive one-year periods unless notice to the contrary is given by any party not less than ninety days prior to the expiration of the then current term.

       The agreement obliges the Company to pay to Mr. McGee the greater of $200,000 or his annual gross salary if (i) Mr. McGee's employment is terminated for any reason other than his death or disability, (ii) the Agreement is not renewed by Business Loan Center, or (iii) Mr. McGee terminates the agreement due to a reduction in Mr. McGee's salary or benefits or the diminution of his responsibility, authority or status as chief executive.

       R. Matthew McGee, the son of Robert C. McGee, was an employee of BLC Financial Network from February 5, 1996 until his resignation on June 7, 1996. Matthew McGee received compensation in the amount of $60,153 pursuant to the Employment Agreement during the Corporation's fiscal year. Additionally, a company owned by Matthew McGee's wife received brokerage commissions totaling $18,000 for the last fiscal year for loans originated for the Corporation by such company.

       Mr. McGee was also issued (i) warrants to purchase 67,500 shares of the Company's common stock at an exercise price of $.55, all of which are exercisable immediately or at any time prior to March 31, 1998, (ii) warrants to purchase 67,500 shares of the Company's common stock at an exercise price of $.65, all of which are exercisable immediately or at any time prior to march 31, 1999, (iii) warrants to purchase 178,043 shares of the Company's common stock at an exercise price of $.40, (iv) options to purchase 306,818 shares of the Company's common stock at an exercise price of $.50, all of which are exercisable immediately or at any time prior to November 5, 2000, and (v) options to purchase 380,139 shares of the Company's common stock at an exercise price of $.60, all of which are exercisable immediately or at any time prior to November 5, 2000.

       Mary McGee's employment agreement provides that she shall be employed as Chief Administrative Officer of BLC Financial Network, Inc. through January 15, 1997 at an annual gross salary of $56,000. Ms. McGee is also entitled to participate in all benefit plans established from time-to-time by the Company and Business Loan Center on the same basis as all other executive employees. The agreement also contains provisions that permit the Board of Directors of the Company to increase Ms. McGee's salary and to grant her bonuses and stock options based upon BLC Financial Network, Inc.'s and Ms. McGee's performance. The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than ninety days prior to the expiration of the then current term.

       Eric D. Rosenfeld's employment agreement provides that he shall serve on Business Loan Center's Loan Committee and Management Committee and shall act as liaison between Business Loan Center and its attorneys on legal matters through January 15, 1997 at an annual gross salary of $25,000. Mr. Rosenfeld is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees. The agreement also contains provisions that permit the Board of Directors of the Company to increase Mr. Rosenfeld's salary and to grant him bonuses and stock options based upon Business Loan Center's and Mr. Rosenfeld's performance. The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than ninety days prior to the expiration of the then current term.

       Management believes that each transaction described above was on terms at least as favorable to the Company as could have been obtained at the time and under the circumstances from non-affiliated persons.

                                     Part IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules, And Reports on Form 8-K.

       (a)(1) and (2) Financial Statements and Financial Statement Schedules

       REGISTRANT:

       The following consolidated financial statements and schedules of BLC Financial Services, Inc. and subsidiaries, the notes thereto and the related report thereon of the independent auditors are filed under Item 8 of this
Report:

    Reports of Independent Auditors........................F-2
    Consolidated Balance Sheets at June 30,
      1996 and 1995........................................F-4
    Consolidated Statements of Operations --
      Years ended June 30, 1996, 1995 and
      1994.................................................F-6
    Consolidated Statements of Changes in
      Shareholders' Equity -- Years ended
      June 30, 1996, 1995 and 1994.........................F-7
    Consolidated Statements of Cash Flows --
      Years ended June 30, 1996, 1995 and
      1994.................................................F-8
    Notes to Consolidated Financial Statements.............F-10

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore, have been omitted.

       (a)(3) Exhibits Filed

       See Exhibit Index beginning on page II-1 of this Report.

       (b) Reports on Form 8-K

       The Company filed one Report on Form 8-K and one Report on Form 8-K-A during the quarter ended June 30, 1996. On April 16, 1996, the Company filed an amendment to Form 8-K (original date of February 5, 1996), including combined and consolidated financial statements, regarding the Company's acquisition of Southeastern First Financial Network, Inc.. On June 4, 1996, the Company filed a Current Report on Form 8-K regarding the sale of a participation in the Company's loan portfolio to a private financial investor.

       (c) Exhibits

       See Item 14(a)(3) above.

       (d) Financial Statement Schedules

       The financial statement schedules required to be filed pursuant to this
       Item 14(d) are listed above under Items 14(a)(1) and (2).

                          BLC FINANCIAL SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                         JUNE 30, 1996 AND JUNE 30, 1995

                            BLC FINANCIAL SERVICES, INC.

                                  - I N D E X -
                                  -------------

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
INDEPENDENT AUDITORS REPORTS                                               F-2

CONSOLIDATED BALANCE SHEETS                                                F-4

CONSOLIDATED STATEMENTS OF INCOME                                          F-6

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY                                                       F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-10

                           INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
BLC Financial Services, Inc.

     We have audited the accompanying consolidated balance sheets of BLC Financial Services, Inc. and subsidiaries as at June 30, 1996 and June 30, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of BLC Financial Services, Inc. for the year ended June 30, 1994 were audited by other auditors whose report dated August 24, 1994, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of BLC Financial Services, Inc. and subsidiaries as at June 30, 1996 and June 30, 1995 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended June 30, 1996, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP


Florham Park, New Jersey
September 5, 1996
With respect to Note 2b
September 16, 1996

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                 ASSETS                                Year Ended June 30,
                 ------                             -------------------------
                                                       1996          1995
                                                    -----------   -----------

Loans receivable - net (Note 3)                     $ 5,753,000   $ 9,199,000

Loans held for sale (Note 1c)                         2,324,000       518,000

Cash                                                    363,000       125,000

Accounts receivable - loans sold                                      309,000

Accounts and other receivables                          259,000       157,000

Restricted cash (Note 1e)                               130,000        87,000

Furniture and equipment, net of accumulated
  depreciation of $142,000 in 1996;
  $164,000 in 1995 (Note 1g)                            159,000        48,000

Excess servicing fees (Note 1f)                       1,479,000

Deferred income taxes (Note 5)                          340,000

Security deposits                                        22,000        19,000

Deferred financing costs, net of accumulated
  amortization of $31,000 in 1996; $20,000
  in 1995                                                46,000        73,000
                                                    -----------   -----------

         TOTAL                                      $10,875,000   $10,535,000


                 The accompanying notes to financial statements
                          are an integral part hereof.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                      Year Ended June 30,
       LIABILITIES AND SHAREHOLDERS' EQUITY           1996            1995
       ------------------------------------       ------------    ------------
Liabilities:
  Notes payable (Note 4)                          $  3,704,000    $  3,964,000
  Accrued expenses                                     361,000         507,000
  Due to affiliates (Notes 4 and 10)                   628,000       1,120,000
  Debt (Note 4)                                        590,000       1,582,000
  Customer deposits (Note 1e)                          266,000         101,000
                                                  ------------    ------------

          Total liabilities                          5,549,000       7,274,000
                                                  ------------    ------------

Minority interest                                      725,000         653,000
                                                  ------------    ------------

Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $.10 par value:
    Authorized - 2,000,000 shares
    Issued and outstanding - none
  Common stock, $.01 par value:
    Authorized - 35,000,000 shares
    Issued and outstanding - 16,882,052 in
      1996 and 13,178,348 in 1995                      169,000         132,000
  Additional paid-in capital                         6,392,000       5,429,000
  Accumulated deficit                               (1,960,000)     (2,953,000)
                                                  ------------    ------------
                                                     4,601,000       2,608,000
                                                  ------------    ------------

          TOTAL                                   $ 10,875,000    $ 10,535,000
                                                  ============    ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended June 30,
                                    -------------------------------------------
                                        1996            1995           1994
                                    ------------    ------------   ------------
Revenues:
  Interest income (Note 1c)         $  1,335,000    $    762,000   $    377,000
  Gain on sale of loans
    (Notes 1c and 7)                   2,945,000       1,292,000        978,000
  Service fee income                     560,000         432,000        205,000
  Miscellaneous                          157,000          50,000         11,000
                                    ------------    ------------   ------------
                                       4,997,000       2,536,000      1,571,000
                                    ------------    ------------   ------------
Expenses:
  Operating costs                      2,918,000       1,662,000      1,012,000
  General and administrative             458,000         117,000        179,000
  Interest                               889,000         352,000        163,000
  Depreciation and
    amortization                          40,000          32,000          9,000
                                    ------------    ------------   ------------
                                       4,305,000       2,163,000      1,363,000
                                    ------------    ------------   ------------
Equity of minority interest in
  income of subsidiary                    72,000          75,000         58,000
                                    ------------    ------------   ------------

Income before provision
  (benefit) for income taxes
  and extraordinary item                 620,000         298,000        150,000
Provision (benefit) for income
  taxes (Note 5)                        (282,000)         54,000           --
                                     ------------    ------------   ------------
Income before extraordinary
  item                                   902,000         244,000        150,000
Extraordinary gain -
  forgiveness of debt (Note 4)
  (net of income taxes of
  $14,000 in 1996)                        91,000                         25,000
                                    ------------    ------------   ------------

NET INCOME                          $    993,000    $    244,000   $    175,000
                                    ============    ============   ============

Income per share:
  Income before extraordinary
    item                            $        .06    $        .02   $        .02
  Extraordinary item                         .01            --             --
                                    ------------    ------------   ------------

  NET INCOME                        $        .07    $        .02   $        .02
                                    ============    ============   ============

Weighted average number of
  common shares outstanding
  and common stock equivalents        14,361,462      11,747,194     10,260,236
                                    ============    ============   ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                               Common Stock
                                        --------------------------    Additional
                                          Number                        Paid-in     (Accumulated
                                         of Shares        Amount        Capital        Deficit)        Total
                                        -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1993                   10,195,811    $   102,000    $ 4,998,000    $(3,372,000)   $ 1,728,000
Conversion of debentures                     73,716          1,000         32,000                        33,000
Issuance of common stock                  1,100,000         11,000        468,000                       479,000
Net income                                                                               175,000        175,000
                                        -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1994                   11,369,527        114,000      5,498,000     (3,197,000)     2,415,000
Costs in connection with registration
  statements                                                              (51,000)                      (51,000)
Common stock issued in the pooling
  of interests (Note 2a)                  1,808,821         18,000        (18,000)
Net income                                                                               244,000        244,000
                                        -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1995                   13,178,348        132,000      5,429,000     (2,953,000)     2,608,000
Issuance of common stock                  3,703,704         37,000        963,000                     1,000,000
Net income                                                                               993,000        993,000
                                        -----------    -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 1996                   16,882,052    $   169,000    $ 6,392,000    $(1,960,000)   $ 4,601,000
                                        ===========    ===========    ===========    ===========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended June 30,
                                                -----------------------------------------
                                                   1996           1995           1994
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Income before extraordinary item              $   902,000    $   244,000    $   150,000
  Extraordinary item                                 91,000                        25,000
                                                -----------    -----------    -----------
Net income                                          993,000        244,000        175,000
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                    39,000         32,000          9,000
    Minority interest in income of
      subsidiary                                     72,000         75,000         58,000
    Amortization of imputed interest                 14,000         14,000         24,000
    Provision for credit losses                     917,000        139,000        173,000
    Deferred income tax benefit                    (340,000)
    Write-off of estimated liability                               (28,000)
    Transfer of deferred income to the
      allowance for credit losses                                   36,000
Changes in assets and liabilities:
  Loans held for sale                            (1,806,000)      (518,000)
  Accounts receivable - loans sold                  309,000        760,000       (623,000)
  Accounts and other receivables                   (102,000)       (74,000)       (35,000)
  Deferred financing costs                           13,000        (46,000)       (55,000)
  Accrued expenses                                 (146,000)        59,000         31,000
  Net liabilities for discontinued
    operations                                                                      6,000
  Security deposits                                  (3,000)
  Customer deposits                                 122,000         13,000
  Due to debenture holders                                                        (50,000)
                                                -----------    -----------    -----------
         Net cash provided by (used in)
           operating activities                      82,000        706,000       (287,000)
                                                -----------    -----------    -----------

Cash flows from investing activities:
  Loan originated                                (4,433,000)    (4,462,000)    (2,686,000)
  Principal collections and sales of
     loans receivable                             5,484,000        390,000        412,000
  Acquisition of equipment                         (137,000)       (17,000)       (16,000)
                                                -----------    -----------    -----------
         Net cash provided by (used in)
           operating activities                     914,000     (4,089,000)    (2,290,000)
                                                -----------    -----------    -----------

Cash flows from financing activities:
  Increase in net borrowings under line
    of credit                                      (260,000)     3,114,000
  Proceeds from bank loans                                       6,103,000      3,930,000
  Principal payments on notes payable -
    bank                                                        (7,077,000)    (2,471,000)
  Proceeds from issuance of common stock          1,000,000                       511,000
  Proceeds from issuance of debentures                             800,000        200,000
  Principal payments on debentures               (1,006,000)       (12,000)       (36,000)
  Securities registration costs                                    (51,000)
  Net increase (decrease) in due to
    affiliates                                     (492,000)       587,000        116,000
  Principal payments on notes payable -
    other                                                          (13,000)       (14,000)
                                                -----------    -----------    -----------
         Net cash provided by (used in)
           financing activities                    (758,000)     3,451,000      2,236,000
                                                -----------    -----------    -----------
Net increase (decrease) in cash                     238,000         68,000       (341,000)
Cash - beginning of year                            125,000         57,000        398,000
                                                -----------    -----------    -----------

CASH - END OF YEAR                              $   363,000    $   125,000    $    57,000
                                                ===========    ===========    ===========


   The accompanying notes to financial statements are an integral part hereof.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended June 30,
                                                -----------------------------------------
                                                   1996           1995           1994
                                                -----------    -----------    -----------
Supplemental disclosures of cash flow
  information:
    Cash paid during year for:
      Interest                                  $   899,000    $   277,000    $   136,000
      Income taxes                                   30,000         21,000          4,000

Supplemental schedule of noncash investing
  and financing activities:
    Common shares issued upon conversion
      of debt:
        Debentures payable                      $     --       $     --       $    25,000
        Interest payable                                                            7,000
                                                -----------    -----------    -----------
                                                $     --       $     --       $    32,000
                                                ===========    ===========    ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

     a. Principles of consolidation and preparation:

     The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") its wholly-owned corporate subsidiaries and, its majority owned general partnership (the "Partnership") after elimination of all significant intercompany accounts and transactions. The Company's ownership interest in the Partnership at June 30, 1996, 1995 and 1994 was approximately 88 %, 88% and 87%, respectively (see Note 2b). The prior period financial statements have been reclassified to conform to this year's presentation. Additionally, the June 30, 1995 financial statements have been restated to include the accounts and results of operations for the merged entities which are being accounted for as pooling of interests (see Note 2a).

     b. Business operations:

     The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program sponsored by the United States Small Business Administration ("SBA"). The Company sells the SBA guaranteed portion of the loan in the secondary market, without recourse, at a premium. During the year ended June 30, 1996, one loan production company accounted for 43% of the Company's loan originations and during the year ended June 30, 1995 two loan production companies accounted for 32% of the Company's loan originations. Additionally, for the year ended June 30, 1996, 90% of the guaranteed loans were sold to four securities dealers, for the year ended June 30, 1995, 88% were sold to one securities dealer and during the year ended June 30, 1996, the Company sold with recourse portions of unguaranteed loans receivable with a par value of approximately $6,400,000 to one finance company.

     c. Accounting for loans and revenue recognition:

     The Company's policy is to sell the SBA guaranteed portion of all loans that it originates, at a premium, in the secondary market on a nonrecourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding (see Note 3).


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies: (continued)

     c. Accounting for loans and revenue recognition: (continued)

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

     Gain on sales of loans receivable principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on to the purchaser of the receivables, after considering the effects of estimated prepayments, repurchases and normal servicing fees. Gains on the sale of loan receivables are recorded on the trade date using the specific identification method.

     The Company upon sale of a portion of the unguaranteed loan component determines the fair value of the loans sold and all related excess loan servicing rights and allocates the cost (generally par value less any deferred income) to each component based upon its relative fair value.

     The Company ceases to accrue interest income on loan receivables which become 30 days delinquent. Full or partial payments received while a loan is delinquent are applied first to interest and then to past due principal, until the loan is made current. Loans that become more than 90 days past due are categorized as being in liquidation, and appropriate steps are taken to attempt to collect the loan in full.

     Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", and continues its existing income recognition policies with respect to nonaccrual loans.

     d. Credit losses:

     The adequacy of the allowance for credit losses is determined through a quarterly review of outstanding loans and commitments to extend credit. The impact of economic conditions on the creditworthiness of the borrowers is given consideration, as well as credit loss experience, changes in the composition and volume of the loan portfolio, and management's assessment of the risk inherent in the loan portfolio. These and other factors are used in assessing the overall adequacy of the allowance for credit losses and the resulting provision for credit losses.

(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies: (continued)

     d. Credit losses: (continued)

     Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses of principal in the existing portfolio. The Company's charge-off policy is based on an account-by-account review for all loans receivable.

     On July 1, 1995, the Company adopted prospectively SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all loans in liquidation. The impaired loan portfolio is primarily collateral dependent, as defined by SFAS No. 114. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

     The provision for credit losses for the loans receivable sold with recourse is measured based on the present value of expected future losses discounted at a riskless interest rate.

     Under certain limited circumstances, the Company may be liable, on loans that it originated, for losses incurred by the SBA. Management considers this contingency in determining the adequacy of the allowance for credit losses.

     e. Restricted cash:

     Restricted cash represents cash held for good faith deposits received from pending borrowers. Funds are utilized to defray initial processing costs. Any unused balance is refundable to the applicants.

     f. Excess loan servicing rights:

     Excess loan servicing rights arise from the sale of fractional interests in the unguaranteed portion of certain loans. Excess loan servicing rights represent the estimated present value of the differential between the interest paid by the borrower and the sum of the interest paid to the lender and the Company's normal servicing cost. These capitalized amounts are amortized over the estimated average life of the loans in each pool sold. The Company reviews the carrying amount of each pool for possible impairment. If the estimated present value of the future excess servicing income is less than the carrying amount, the Company recognizes an impairment loss and reduces future amortization accordingly.

(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies: (continued)

     g. Furniture and equipment:

     Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years, which approximates the estimated useful lives of the assets.

     h. Per share information:

     Earnings per common share are calculated by dividing net income available to common stock by the weighted average number of common shares and common stock equivalents outstanding during the year. On a fully-diluted basis, both net income and shares outstanding were adjusted to assume the conversion of the debentures. Fully diluted earnings are not presented as the effect would be immaterial or antidilutive.

     i. Income taxes:

     The Company and its corporate subsidiaries file consolidated Federal income tax returns. Deferred income taxes relate to temporary differences and the net operating loss carryforwards.

     j. Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Acquisitions:

     a. Acquisition of Southeastern 1st Financial Network, Inc.:

     On February 5, 1996, the Company acquired Southeastern 1st Financial Network, Inc. ("Network") in a business combination accounted for as a pooling of interests by exchanging 1,808,821 shares of its common stock for all of Network's outstanding common stock. Network (formed during the year ended June 30, 1995) is a commercial loan originator, primarily originating SBA loans. The accompanying financial statements are based on the assumption that the companies were combined for the full year and financial statements of prior years have been restated to give effect to the combination.


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions: (continued)

     Summarized results of operations of the Company and Network during the periods preceding the acquisition were as follows:

     Year Ended
   June 30, 1995    The Company    Network     Adjustments   Combined
   -------------    -----------    -------     -----------   --------
    (Unaudited)

  Net revenues       $2,536,000    $172,000    $(172,000)   $2,536,000
  Net income (loss)     324,000      (4,000)     (76,000)      244,000

    Six Months
       Ended
 December 31, 1995
 -----------------
    (Unaudited)
  Net revenues       $1,197,000    $293,000    $(292,000)  $1,197,000
  Net income (loss)      46,000       6,000     (208,000)    (157,000)

     Prior to February 5, 1996, the Company and Network in the normal course of business, entered into certain transactions for the production of loans. These intercompany transactions have been eliminated in the accompanying financial statements.

     b. Purchase of Partnership minority interest:

     On September 16, 1996, a wholly owned subsidiary of the Company entered into an agreement to purchase the minority interest in the Partnership for $380,000.

3. Loans Receivable and Allowance for Credit Losses:

     The loans receivable are principally long-term business loans, with initial terms ranging from 7 to 25 years, made to qualifying small businesses. The loans have variable interest rates which are adjusted quarterly based upon the prime rate.

     Loans receivable held for investment are stated at the principal amount outstanding. Nonaccrual loans and loans in liquidation at June 30, 1996, aggregated $104,000 and $1,481,000, respectively.

     At June 30, 1996 and June 30, 1995, loans receivable - net consisted of:

                                                     June 30,
                                           ----------------------------
                                               1996            1995
                                           ------------    ------------
     Loans receivable                      $  7,462,000    $ 10,528,000
     Less:
       Deferred income                         (371,000)       (619,000)
       Allowance for credit losses           (1,338,000)       (710,000)
                                           ------------    ------------
     Net loans receivable                  $  5,753,000    $  9,199,000
                                           ============    ============


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Loans Receivable and Allowance for Credit Losses: (continued)

     At June 30, 1996, contractual maturities of loans receivable for each of the next five years were as follows:

                        Year Ending
                         June 30,
                        -----------
                           1997                   $  143,000
                           1998                      162,000
                           1999                      181,000
                           2000                      202,000
                           2001                      225,000

     At June 30, 1996 and June 30, 1995, the impaired loan portfolio totaled $1,481,000 and $1,078,000, respectively, for which specific allocations to the allowance for credit losses aggregated $653,000 and $682,000 respectively. The average balance of the impaired loan portfolio for the year ended June 30, 1996 approximated $1,280,000.

     Changes in the allowance for credit losses for the three years ended June 30, 1996 were as follows:

        Balance as of June 30, 1993               $  450,000
        Provision for credit losses                  173,000
        Loans charged off                            (56,000)
                                                  -----------

        Balance as of June 30, 1994                  567,000
        Provision for credit losses                  139,000
        Transfer of deferred income
          on loans in liquidation                     36,000
        Loans charged off                            (39,000)
        Recoveries                                     7,000
                                                  ----------

        Balance as of June 30, 1995                  710,000
        Provision for credit losses                  917,000
        Loans charged off                           (289,000)
                                                  -----------

        Balance as of June 30, 1996               $1,338,000
                                                  ==========


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Financing:

     a. Notes payable consist of the following:

                                                             June 30,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
            Advances collateralized by loans
            receivable which bear interest
            ranging from 2.5% to 3.0% above
            the prime rate, (10.75% to 11.00%
            at June 30, 1996)                       $ 2,999,000    $ 3,964,000

            Advances collateralized by the loans
            receivable which bears interest
            at 1% above the prime rate,
            (9.25% at June 30, 1996) and are
            subordinated to the above advances          705,000
                                                    -----------    -----------
                      Total                         $ 3,704,000    $ 3,964,000
                                                    ===========    ===========

     Advances under a $10,500,000 revolving credit facility are collateralized by the loans held for sale and loans receivable and are guaranteed by certain officers and directors of the Company. The Company may borrow up to $2,500,000 collateralized by government guaranteed loans and up to $8,000,000 collateralized by the unguaranteed loans. This facility includes covenants requiring the Company to maintain minimum tangible net worth and allowance for credit losses. The revolving credit facility includes a $3,000,000 subordinated revolving credit facility which is collateralized by the unguaranteed loans (including in 1996, $628,000 of due to affiliates).

     b. Debt consists of the following:

                                                             June 30,
                                                    --------------------------
                                                       1996           1995
                                                    -----------    -----------
          Convertible debentures.
          Repaid in 1996 (a)                                       $ 1,000,000

          Noninterest bearing note with
          interest imputed at 8% (b)                $   590,000        576,000

          Other. Repaid in 1996                                          6,000
                                                    -----------    -----------
                   Total                            $   590,000    $ 1,582,000
                                                    ===========    ===========

     (a) In exchange for the Company prepaying its obligation, the debenture holders agreed to forgive the accrued interest aggregating $105,000 and has been accounted for as an extraordinary item.


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Financing: (continued)

     (b) The note is repayable only out of the proceeds of a public rights offering, if any, and is collateralized by approximately a 12% ownership interest in the Partnership.

     During the year ended June 30, 1994, an affiliate purchased the Partnership's $365,000 loan payable from a bank for $340,000 and concurrently sold it to the Company. Accordingly, the Company recognized an extraordinary gain of $25,000.

5. Income Taxes:

     The significant components of the Company's deferred income tax and liabilities at June 30, 1996 and 1995 are as follows:

                                                    June 30,
                                          ---------------------------
                                              1996           1995
                                          ------------   ------------
         Net operating losses             $  4,233,000   $  4,582,000
         Allowance for credit losses           409,000        261,000
         Deferred income                       152,000        253,000
         Alternative minimum tax credit
           carryforward                         17,000
                                          ------------   ------------
                                             4,811,000      5,096,000
         Valuation allowance                (4,471,000)    (4,987,000)
                                          ------------   ------------
         Net deferred tax asset                340,000        109,000
         Partnership income                                  (109,000)
                                          ------------   ------------

         Net deferred tax asset           $    340,000   $      --
                                          ============   ============


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes: (continued)

     The significant components of the provision (benefit) for income taxes for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                                     June 30,
                                    -------------------------------------------
                                       1996            1995           1994
                                    -----------     -----------     -----------
Current:
  Federal                           $    10,000     $     5,000     $      --
  State                                  48,000          49,000            --
                                    -----------     -----------     -----------
    Total current taxes                  58,000          54,000            --
                                    -----------     -----------     -----------
Deferred:
  Net operating loss
    carryforwards                       551,000         208,000      (4,790,000)
  Allowance for credit
    losses                             (148,000)        (59,000)       (202,000)
  Deferred income                      (101,000)        (40,000)       (213,000)
  Partnership income                   (109,000)         23,000          86,000
  Alternative minimum tax
    carryforward                        (17,000)
  Change in valuation
    allowance                          (516,000)       (132,000)      5,119,000
                                    -----------     -----------     -----------
     Total deferred taxes              (340,000)           --              --
                                    -----------     -----------     -----------

  Provision (benefit) for
    income taxes                    $  (282,000)    $    54,000     $      --
                                    ===========     ===========     ===========

      The difference between the statutory federal income tax rate on the Company's income before extraordinary items and the Company's effective income tax rate is summarized as follows:

                                                    June 30,
                                       ----------------------------------
                                        1996          1995          1994
                                       ------       ------         ------
Statutory federal income
  tax rate                              34.0%         34.0%         34.0%
State income tax, net of
  federal benefit                        5.1          10.8           6.6
Reduction in valuation
  allowance                            (54.8)
Utilization of net
  operating loss
  carryforwards                        (31.4)        (28.4)        (40.6)
Alternative minimum tax                  1.8
Miscellaneous                           (0.2)          1.7
                                       ------       ------         ------

Effective income tax rate              (45.5)%        18.1%          -0-
                                       ======       ======         ======
(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes: (continued)

     The Company has net operating loss carryforwards of $12,450,000 expiring from June 30, 1997 through June 30, 2007. The Company has been profitable for the past four years. However there is no assurance that the deferred tax asset will be fully realized. Management of the Company believes that it will be able to utilize at least $1,000,000 of the net operating loss carryforwards, accordingly, a net deferred tax asset of $340,000 and a valuation allowance of $4,471,000 have been provided.

6. Stock Options and Warrants:

     The Company has stock option plans for directors, officers and employees which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options expire from August 1997 through June 2005, options on 1,687,475 shares are exercisable from the dates of grant until expiration dates. Options on 260,000 shares vest 20% per year. At June 30, 1996, options for 1,739,475 shares were exercisable and 490,000 shares were available for future grants under the plans. As of July 1, 1994, options to purchase 550,000 shares of common stock at $.50 per share were outstanding. During the year ended June 30, 1995, options to purchase 1,210,000 shares of common stock at $.50 and $.60 per share were granted. During the year ended June 30, 1996, options to purchase 874,432 shares of common stock at $.50 and $.60 per share were granted. During the year ended June 30, 1996, stock options to purchase 686,957 shares of common stock were canceled. No other options were exercised or cancelled during the three years ended June 30, 1996.

     At June 30, 1996, the Company had outstanding warrants to purchase 2,632,511 shares of common stock at prices ranging from $.40 to $.65. These warrants expire between December 1997 and March 1999. In connection with an employment agreement, the Company issued warrants to purchase 313,043 shares of common stock with exercise prices exceeding the quoted market price of the common stock.

     During the year ended June 30, 1995, the Company registered 2,950,000 shares of common stock representing 1,600,000 shares to be distributed upon conversion of $800,000 of convertible debentures, (the debentures were repaid in 1996 and none were converted into common stock) 800,000 shares to be distributed upon the exercising of warrants and 550,000 shares to be distributed upon exercise of stock options. Costs of $51,000 have been charged to additional paid-in capital.


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Gain on Sale of Loans:

     During 1996, the Company sold, with recourse, fractional interests in the unguaranteed portion of certain loans receivable totaling approximately $6,400,000. Since the Company did not retain the future economic benefits embodied in the loans and can reasonably estimate its obligation under the recourse provision, the transaction has been accounted for as a sale. Accordingly, the Company recognized a gain of approximately $1,800,000.

8. Commitments and Contingencies:

     a. Litigation:

     The Company is a defendant in a lawsuit, filed in July 1995, by a company affiliated with the former minority owner of the Partnership seeking approximately $475,000 primarily in connection with certain expenses incurred prior to the Company's acquisition of the subsidiary. Management is vigorously contesting this matter. While the outcome cannot be determined, management believes it has provided an adequate accrual for this matter.

     The Partnership has been named as defendant in a lawsuit arising out of the normal course of business activities seeking approximately $100,000. Management is vigorously contesting this matter. The outcome cannot be determined, and no provision for any liability that may result has been made in the financial statements.

     b. Lease commitments:

     The Company has entered into operating leases for office space expiring through November 1999. Minimum future rental payments under these leases are as follows:

              Year Ending
                June 30,
              -----------
                 1997                        $ 144,000
                 1998                           87,000
                 1999                           11,000

     Rent expenses for the years ended June 30, 1996, 1995 and 1994 aggregated $104,000, $89,000 and $132,000, respectively.


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies:

     c. Employment agreements:

     In 1996, the Company entered into employment agreements with certain key executives expiring January 2001. Under the terms of the agreements, the aggregate initial compensation is $400,000. Additionally, the agreements include provisions for bonuses, increases in compensation, severance payment based upon certain events and stock options.

9. Financial Instruments, Credit Risk Concentration and Other Matters:

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable. The Company maintains its cash in highly rated financial institutions. At June 30, 1996, the Company had bank deposits exceeding Federally insured limits by approximately $1,022,000. The Company originates loans to a large number of customers in diverse commercial entities and states.

     The carrying value of the loans receivable approximates fair value due to their frequent repricing.

     In the normal course of business, the Company enters into commitments to extend credit. The Company uses the same credit policies in making commitments as it does for on-balance sheet loans receivable. At June 30, 1996, the Company's commitments to extend aggregated $12,682,000. However, $9,512,000 of the commitments are SBA guaranteed loans which the Company intends to sell in the secondary market.

     Recently, SFAS No. 123 "Accounting for Stock-Based Compensation and SFAS No. 125 "Accounting by Transfers and Servicing of Financial Assets and Extinguishments of Liabilities were issued and, except for nonemployee compensation, are effective for years beginning after December 15, 1995 and transactions after December 31, 1996, respectively. Accordingly, the Company has not yet adopted these standards, but believes that these standards will not have a material impact on the measurement of the results of operations or financial position of the Company.


(continued)

                          BLC FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Related Parties Transactions:

     At June 30, 1994, the Company had an estimated obligation of $28,000 payable to two of its officers and directors, pursuant to an oil field equipment leasing agreement. During 1994, the Company made payments of $6,000. During 1995, the estimated obligation was reduced and the $28,000 was written off.

     The Company incurred legal and consulting fees with law firms whose members include the officers and directors of the Company. The Company incurred legal fees of $9,000 and $162,000 in 1996 and 1994, respectively. Additionally, the Company paid one of the firms for certain administration expenses totaling $13,000 for the year ended June 30, 1994. During 1996, the Company had written off approximately $48,000 of legal fees which were incurred in prior years.

     During the years ended June 30, 1996 and 1995, Network paid an affiliated company management fees aggregating $285,000 and $109,000, respectively.

     During the years ended June 30, 1996 and 1995, the maximum amount of short-term loans outstanding from family members of an officer aggregated $2,108,000 and $1,800,000. Interest expense aggregating $130,000, $24,000 and
$75,000 was paid in 1996, 1995 and 1994, respectively.

11. Employee Benefit Plan:

     The Company maintains a contributory employee savings plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the plan.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 30, 1996            BLC FINANCIAL SERVICES, INC.
                                    (Registrant)


                                    By: /s/ Robert F. Tannenhauser
                                            Robert F. Tannenhauser,
                                            President (principal accounting and
                                            financial officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Title                  Date
----------                          -----                  ----

/s/ Robert F. Tannenhauser          Director          September 30, 1996
Robert F. Tannenhauser

/s/ Peter D. Blanck                 Director          September 30, 1996
Peter D. Blanck

/s/ Eric D. Rosenfeld               Director          September 30, 1996
Eric D. Rosenfeld

/s/ Robert C. McGee                 Director          September 30, 1996
Robert C. McGee

/s/ Marjorie Caplice                Director          September 30, 1996
Marjorie Caplice

                                  EXHIBIT INDEX

                                                                       Page No.
                                                                      Sequential
Incorporated by   Exhibit                                             Numbering
Reference to      Number              Description                      System
------------      ------    ---------------------------------------   ----------

Exhibit 3.1[6]     3.1      Articles of Incorporation of Registrant

Exhibit 3.2[6]     3.2      By-Laws of Registrant

Exhibit 4.1[6]     4.1      Form of Common Stock Certificate of
                            Registrant

Exhibit 4.1[1]     4.2      Form of 13% One-Year Convertible
                            Debenture issued by Registrant

Exhibit 4.2[1]     4.3      Form of Warrant Agreement issued by
                            Registrant

Exhibit 4.4[6]     4.4      Form of Letter to Unit Holders regarding
                            Conversion of Debentures

Exhibit 4.5[6]     4.5      Form of Stock Option Agreement
                            issued to certain directors in August 1992

Exhibit 4.6[8]     4.6      Form of 7% Three-Year Unsecured
                            Convertible Debenture issued by
                            Registrant in connection with its
                            1994 Debenture-Unit Private
                            Placement

Exhibit 4.7[8]     4.7      Form of Class A Warrant issued
                            by Registrant in connection with
                            its 1994 Debenture-Unit Private
                            Placement

Exhibit 4.8[8]     4.8      Form of Class B Warrant issued
                            by Registrant in connection with
                            its 1994 Debenture-Unit Private Placement

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 4.9[8]       4.9      Form of Warrant issued by
                              Registrant to Financial Advisor

Exhibit 4.10[8]      4.10     Form of Warrant issued by
                              Registrant in connection with
                              its 1994 Common Stock-Unit
                              Private Placement

Exhibit 4.11 [9]     4.11     Form of Stock Option Agreement
                              issued to certain directors in
                              February 1995

Exhibit 10.7[2]      10.1     Equipment Lease dated May 8, 1985
                              between Oil  Field Services Leasing
                              Company and Hardeman-Williston
                              Basin Drilling Fund, and Assignment
                              from Hardeman-Williston Basin Drilling
                              Fund to Registrant

Exhibit 2.1 [4]      10.2.  1 Investment Agreement dated February 9,
                              1990 among Business Loan Center, Inc.,
                              a New York corporation ("BLC-New York"),
                              Business Loan Center, a New York general partnership ("Business Loan Center"), Mark Scharfman and Registrant

Exhibit 2.2 [4]      10.2.2   Modification Agreement dated May 4, 1990
                              among BLC-New York, Business Loan Center,
                              Mark Scharfman, Business Loan Center, Inc., a Delaware corporation and wholly-owned subsidiary of Registrant ("BLC-Delaware"), and Registrant

Exhibit 10.3.3 [3]   10.2.3   Assignment and Assumption Agreement
                              dated May 4, 1990 between BLC-New York
                              and Business Loan Center

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 10.3.4 [3]  10.2.4    Note and Security Agreement between
                              BLC-Delaware, as Maker, and BLC-New
                              York, as Payee

Exhibit 10.3.5 [3]  10.2.5    Note and Security Agreement between
                              BLC-Delaware, as Maker, and Business
                              Loan Center, as Payee

Exhibit 10 [4]      10.2.6    Partnership Agreement of Business Loan
                              Center dated May 4, 1990 between
                              BLC-New York and BLC-Delaware

Exhibit 10.3.7 [3]  10.2.7    Agreement dated June 18, 1990 between
                              BLC-New York and BLC-Delaware

Exhibit 10.4 [3]    10.3      Employment Agreement dated May 4, 1990
                              between Business Loan Center and Mark
                              Scharfman

Exhibit 10.4[6]     10.4      Agreement dated December 19, 1991
                              among BLC-Delaware, BLC-New York,
                              Business Loan Center and Mark Scharfman

Exhibit 10.5 [3]    10.5      Small Business Administration Loan
                              Guaranty Agreement (Deferred Participation) dated March 21, 1989 between BLC-New York and the United States Small Business
                              Administration (SBA Form 750)

Exhibit 10.6 [3]    10.6      Lease Agreement dated July 28, 1983
                              between Costal Realty Associates, Ltd. and
                              Tidewater Dominion Small Business Lending
                              Company

Exhibit 10.9 [3]    10.7      Agreement dated May 4, 1990 between Lewis
                              Alan Management Corp. and Business Loan Center

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 10.10 [3]   10.8     Agreement dated May 4, 1990 between Chardan
                             Advertising Agencies, Inc. and Business Loan Center

Exhibit 10.11.1 [3] 10.9.1   Modification and Consent Agreement dated
                             May, 1990 among BLC-New York, Mark Scharfman,
                             Business Loan Center, BLC-Delaware and Apple Bank for Savings

Exhibit 10.11 [1]   10.10    Investment Agreement dated as of
                             December 9, 1991
                             by and among BLC-Delaware, EBLC,
                             Inc., a New York corporation ("EBLC")
                             and Business Loan Center

Exhibit 10.12 [1]   10.11    Restated and Amended Partnership
                             Agreement dated as of December 20,
                             1991 by and between BLC-Delaware and
                             EBLC

Exhibit 10.12[6]    10.12    Lease Agreement dated November 30,
                             1992 by and between Wm. A.
                             White/Grubb & Ellis Inc., as landlord,
                             and BLC-Delaware, as tenant.

Exhibit 10.13[6]    10.13    Sublease Agreement dated December 1,
                             1992 by and between BLC-Delaware, as
                             overtenant, and Business Loan Center, a
                             New York general partnership, as
                             undertenant.

Exhibit 10.14[7]    10.14    Financing Agreement dated as of
                             December 15, 1993 by and between
                             Business Loan Center and New
                             York Federal Savings Bank

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 10.14.1[8]  10.14.1   Amended and Restated Financing
                              Agreement dated as of April 12,
                              1994 by and between Business Loan
                              Center and New York Federal
                              Savings Bank

Exhibit 10.15[7]    10.15     Pledge and Security Agreement
                              dated as of December 15, 1993 by
                              and between Business Loan
                              Center and New York Federal
                              Savings Bank

Exhibit 10.15.1[8]  10.15.1   Amended and Restated Pledge
                              Agreement dated as of April 12,
                              1994 by and between Business
                              Loan Center and New York
                              Federal Savings Bank

Exhibit 10.16[7]    10.16     Tri-Party Agreement dated as of
                              December 15, 1993 by and among
                              Business Loan Center, New York
                              Federal Savings Bank and the United
                              States Small Business Administration

Exhibit 10.16.1[8]  10.16.1   Amended and Restated Tri-Party
                              Agreement dated as of April 12,
                              1994 by and among Business Loan
                              Center, New York Federal
                              Savings Bank, Herrick, Feinstein
                              and the United States Small
                              Business Administration

Exhibit 10.17[8]    10.17     Guaranty dated May 1994 to
                              New York Federal Savings
                              Bank by Registrant

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 10.18[9]    10.18     Revolving Credit Agreement dated as of
                              1994 between BLC-Delaware, Registrant,
                              Business Loan Center and Sterling National
                              Bank & Trust Company of New York

Exhibit 10.18.1[9]  10.18.1   Revolving Credit Note dated May 22, 1995
                              Between BLC-Delaware, BLC Financial
                              Services, Inc., Business Loan Center and
                              Sterling National Bank & Trust Company
                              of New York

Exhibit 10.19[9]    10.19     Security Agreement dated as of December
                              1994 between BLC-Delaware, Registrant,
                              Business Loan Center and Sterling National
                              Bank & Trust Company of New York

Exhibit 10.20[9]    10.20     Multi-Party Agreement dated as of
                              December 1994 (relating to SBA Loan
                              Documentation and Administration)

Exhibit 28.1[6]     28.1      Service Mark Registration for
                              "BUSINESS LOAN CENTER"

Exhibit 10.21[10]   10.21     Exchange Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Southeastern 1st Financial Network, Inc.

Exhibit 10.22[10]   10.22     Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Robert C. McGee

Exhibit 10.23[10]   10.23     Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and R. Matthew McGee.

                                                                       Page No.
                                                                      Sequential
Incorporated by    Exhibit                                            Numbering
Reference to       Number             Description                      System
------------       ------   ---------------------------------------   ----------

Exhibit 10.24[10]   10.24     Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Mary D. McGee

Exhibit 10.25[10]   10.25     Employment Agreement between BLC Financial
                              Services, Inc., Business Loan Center, and
                              Robert F. Tannenhauser

Exhibit 10.26[10]   10.26     Employment Agreement between BLC Financial
                              Network, Inc., Business Loan Center, and Eric D.
                              Rosenfeld

Exhibit 10.27[10]   10.27     Warrant Certificate for Purchase of Common Stock

Exhibit 10.28[10]   10.28     Class A Warrant to Purchase Shares of Common Stock

Exhibit 10.29[10]   10.29     Class B Warrant to Purchase Shares of Common Stock

Exhibit 10.30[10]   10.30     Stock Purchase Agreement between BLC Financial
                              Services, Inc. and Robert C. McGee

Exhibit 10.31[10]   10.31     Stock Purchase Agreement between R. Matthew
                              McGee for 306,818 shares of Common Stock

Exhibit 10.32[10]   10.32     Stock Purchase Agreement between R. Matthew
                              McGee for 380,139 shares of Common Stock

Exhibit 10.33[11]   10.33     Participation Agreement between Business Loan
                              Center and GE Capital Small Business Finance
                              Corporation

*                   21        List of Subsidiaries

*                   27        EDGAR filing: Article 5 Financial Data Schedule

----------------
* Filed Herewith

       Previous SEC Filings:

[1] Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. [2] Registrant's Annual Report on Form 8-K dated August 8, 1986.
[3] Registrant's Annual Report on Form 10-K for the year ended June 30, 1990. [4] Registrant's Annual Report on Form 8-K dated May 4, 1990.
[5] Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. [6] Registrant's Registration Statement on Form S-1 filed with the Securities &
       Exchange Commission on September 27, 1993.
[7]  Pre-effective Amendment No. 2 to Registrant's Registration Statement on
       Form S-1 filed with the Securities and Exchange Commission on December 30, 1993.
[8]  Pre-effective Amendment No. 5 to Registrant's Registration Statement on
       Form S-1 filed with the Securities and Exchange Commission on August 4, 1994.
[9] Registrant's Annual Report on Form 10-K for the year ended June 30, 1996. [10] Registrant's Current Report on Form 8-K dated February 5, 1996
[11] Registrant's Current Report on Form 8-K dated June 4, 1996.
[12] Registrant's Current Report on Form 8-K dated September 17, 1996