Form 10-K/A
period 1996-06-30
BLC FINANCIAL SERVICES INC
filed 1996-10-01
CIK 912737

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

Investment By Futuronics Corporation

       Pursuant to an agreement dated November 24, 1992, between the Company and Futuronics Corporation, a New York corporation of which a majority of stock is held by affiliates of Robert Tannenhauser, a director and President of the Company, the Company sold to Futuronics Corporation 2,272,727 shares of its Common Stock for an aggregate purchase price of $1 million. The Company registered the shares sold to Futuronics Corporation under the Securities Act of 1933, as amended, and used its best efforts to cause the election of a representative of Futuronics Corporation to the board of directors of the Company at its next annual shareholders meeting. The Company nominated Peter Blanck for election to its board of directors, and he was so elected at the Company's annual meeting in June 1993.

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

       While the SBA reinstated the eligibility of refinancing and withdrew its previous cap on the maximum loan amount, effective October 12, 1995, certain changes to the program continued to directly effect Business Loan Center's lending practice. Lenders are now required to pay an annual fee of 1/2 of 1% of the annual servicing fee they receive on the outstanding principal amount of the SBA-guaranteed portion of loans to the SBA, regardless of whether the loan is sold in the secondary market. This fee had historically been 4/10 of 1% and was only applicable to those

Lenders who sold the guaranteed portion of their loans in the secondary market. Further policy changes included a decrease in the SBA's maximum guaranty percentage to 75% for loans in excess of $100,000. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than ten (10) years, and 85% for loans exceeding $155,000 with maturities less than ten (10) years. Additionally, the SBA guarantee fee charged to Lenders was increased from 2% to between 3% and 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount.

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


/s/ Richard A. Eisner & Company, LLP


Florham Park, New Jersey
September 5, 1996
With respect to Note 2b
September 16, 1996

                   F A R B E R,  B L I C H T  &  E Y E R M A N
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 Executive Plaza
                               255 Executive Drive
                                    Suite 215
TEL: (516) 576-7040         Plainview, New York 11803        FAX: (516) 576-1232


                          INDEPENDENT AUDITOR'S REPORT


Shareholders and Board of Directors
BLC Financial Services, Inc.


       We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficiency in assets) and cash flows of BLC Financial Services, Inc. and Subsidiaries for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BLC Financial Services, Inc. and Subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.


                                          /s/ Farber, Blicht & Eyerman, LLP


Plainview, New York
August 24, 1994

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