Form 10-Q
period 1996-09-30
BLC FINANCIAL SERVICES INC
filed 1996-11-15
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                          Commission file number 1-8185

                          BLC FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

        Delaware                                    75-1430406
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification Number)

919 Third Avenue, 17th Floor, New York, New York                   10022
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

                              Yes    X    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at September 30, 1996
                  -----               ---------------------------------

      Common stock $.01 par value               16,896,971

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 September 30,          June 30,
                                                    1996                1996
                                                    ----                ----
                                                 (Unaudited)

Loans receivable, net                             $ 8,375,000        $ 5,753,000

Loans held for sale                                   695,000          2,324,000

Cash                                                  672,000            363,000

Restricted cash                                       143,000            130,000

Accounts and other receivables                        386,000            259,000

Furniture and equipment, net of
   accumulated depreciation                           211,000            159,000

Excess service fees                                 1,421,000          1,479,000

Deferred income taxes                                 340,000            340,000

Deferred financing costs, net of
   accumulated amortization                            42,000             46,000

Security deposits                                      20,000             22,000
                                                  -----------        -----------

                     TOTAL ASSETS                 $12,305,000        $10,875,000
                                                  ===========        ===========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  September 30,       June 30,
                                                     1996               1996
                                                     ----               ----
                                                  (Unaudited)
                       LIABILITIES

   Notes payable                                 $  5,763,000      $  3,704,000
   Accounts payable & accrued expenses                425,000           361,000
   Due to affiliates                                  622,000           628,000
   Debt                                               593,000           590,000
   Customer deposits                                  183,000           266,000
                                                 ------------      ------------

Total liabilities                                   7,586,000         5,549,000
                                                 ------------      ------------

Minority Interest                                        --             725,000
                                                 ------------      ------------
Commitments and contingencies (Note 3)

                   SHAREHOLDERS' EQUITY

   Preferred Stock, $10 par value:
       Authorized - 2,000,000 shares
       Issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares
      Issued and outstanding - 16,896,971 and
      16,882,052 respectively                         169,000           169,000
   Additional paid in capital                       6,397,000         6,392,000
   Deficit                                         (1,847,000)       (1,960,000)
                                                 ------------      ------------
                                                    4,719,000         4,601,000
                                                 ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $ 12,305,000      $ 10,875,000
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)
                                                          Three months ended
                                                            September 30,
                                                       1996             1995
                                                   -----------------------------
REVENUES:
   Gain on sale of loans                           $   561,000     $    114,000
   Interest income                                     394,000          302,000
   Service fee income                                  200,000          128,000
   Miscellaneous                                        15,000           31,000
                                                   -----------     ------------
                                                     1,170,000          575,000
                                                   -----------     ------------
EXPENSES
   Operating costs                                     574,000          503,000
   General and administrative                          288,000           38,000
   Interest                                            158,000          180,000
   Minority interest in net income
     of subsidiary                                       2,000            1,000
                                                   -----------     ------------
                                                     1,022,000          722,000
                                                   -----------     ------------

Net Income before provisions for income taxes          148,000         (147,000)

Provisions for income taxes                             35,000            3,000
                                                   -----------     ------------
Net Income (Loss)                                  $   113,000     $   (150,000)
                                                   ===========     ============

Net Income per common share                        $      0.01     $      (0.01)
                                                   ===========     ============

Weighted average number of common shares
  and equivalents outstanding                       18,082,690       13,178,348
                                                   ===========     ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                    Unaudited

                                            Common Stock         Additional
                                      Number of                    Paid in       Accumulated
                                       Shares        Amount        Capital         Deficit         Total
                                     ----------------------------------------------------------------------
Balance, June 30, 1996               16,882,052     $169,000     $6,392,000     $(1,960,000)     $4,601,000

Warrants exercised                       14,919     $   --       $    5,000                      $    5,000

Net income for the three months
   ended September 30, 1996                                                     $   113,000      $  113,000
                                     ----------------------------------------------------------------------
Balance, September 30, 1996          16,896,971     $169,000     $6,397,000     $(1,847,000)     $4,719,000
                                     ==========     ========     ==========     ===========      ==========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                           For the three months ended
                                                                 September 30,
                                                             1996             1995
                                                         -----------------------------
Cash flows from operating activities:
   Net income (loss)                                     $   113,000      $  (150,000)

   Adjustments to reconcile net income (loss) to net
      cash provided by (used in)
      operating activities:
      Depreciation & amortization                             18,000           11,000
      Minority interest in income of subsidiary                2,000            1,000
      Provision for loan losses                                3,000           14,000

   Changes in assets and liabilities:
      Loans held for sale                                  1,629,000         (144,000)
      Accounts and other loans receivable                   (127,000)         111,000
      Security deposits                                        2,000           (1,000)
      Accounts payable & accrued expenses                   (222,000)         (72,000)
      Customer deposits                                      (96,000)         (12,000)
                                                         -----------      -----------

Net cash provided by (used in) operating activities        1,322,000         (242,000)
                                                         -----------      -----------

Cash flows from investing activities:
   Loans originated & principal collections of loans
     receivable - net                                                      (1,307,000)
   Loans originated                                       (5,260,000)            --
   Principal collections & sales of loans receivable       2,638,000             --
   Acquisition of equipment                                  (64,000)         (11,000)
   Purchase of minority interest of subsidiary              (380,000)            --
                                                         -----------      -----------

Net cash provided by investing activities                 (3,066,000)      (1,318,000)
                                                         -----------      -----------

Subtotal                                                 $(1,744,000)     $(1,560,000)
                                                         -----------      -----------

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                      For the three months ended
                                                            September 30,
                                                          1996          1995
                                                      --------------------------

Balance forward                                       $(1,744,000)  $(1,560,000)
                                                      -----------   -----------

Cash flows from financing activities:
   Proceeds from bank loans                             5,298,000     2,108,000
   Proceeds from other loans payable                         --         285,000
   Principal payments on notes payable - bank loans    (3,239,000)   (1,586,000)
   Principal payments on other loans payable                 --          (4,000)
   Net increase (decrease) from affiliates                 (6,000)      984,000
                                                      -----------   -----------
Net cash provided by (used in)
     financing activities                               2,053,000     1,787,000
                                                      -----------   -----------

Net increase (decrease) in cash                           309,000       227,000

Cash - beginning of period                                363,000       125,000
                                                      -----------   -----------

Cash - end of period                                  $   672,000   $   352,000
                                                      ===========   ===========
      Supplemental disclosures of cash
          flow information:

   Cash paid during period for interest expense       $   144,000   $   113,000
                                                      ===========   ===========

   Cash paid during period for income taxes           $   125,000   $    16,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

      Principles of consolidation and preparation

      The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the Company), its wholly owned corporate subsidiaries and, its wholly owned partnership (the "Partnership"). The Company acquired a majority of the Partnership in 1990 and as of September 16, 1996 the Company acquired the remaining interest.

      Business operations

      The Company is primarily engaged in the business of making and servicing loans to small businesses under the Section 7A Guaranteed Loan Program sponsored by the United States Small Business Administration.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)

1. BASIS OF PRESENTATION (continued)

      Revenue recognition

      At origination, the Company determines the estimated fair value of the guaranteed and unguaranteed portions of the loan and the excess servicing rights, if any. The cost allocated to each component is based upon the relative fair values. Upon sale of the guaranteed portion of the loan, the Company recognizes the lesser of the premium received or the difference between the sales price and the cost allocated to this component. The excess of the premium received into income over the life of the loan.

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the three months ended September 30, 1996 and 1995 are as follows:

                                                        1996              1995
                                                        ----              ----

Balance at June 30                                  $ 1,338,000        $711,000
Provision for loan losses                                 3,000          59,000
Write-off                                                     0         (63,000
)
                                                    -----------        --------

Balance at September 30                             $ 1,341,000        $707,000
                                                    ===========        ========

3. COMMITMENTS AND CONTINGENCIES:

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                                   (Unaudited)

4. POOLING OF INTEREST

      On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. exchanged 1,808,821 shares of its common stock for all of the issued and outstanding common stock of Southeastern 1st Financial Network, Inc.(Southeastern). The transaction has been accounted for as a pooling of interest. Accordingly, the consolidated statement of income and statement of cash flows for the three months ended September 30, 1995 has been restated.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED SEPTEMBER 30, 1996


Results of Operations - Quarter Ended September 30, 1996 vs.
                        Quarter Ended September 30, 1995

The Company recorded net income of $113,000 (or $.01 per share) for the three months ended September 30, 1996, as compared to net loss of $150,000 (or ($.01) per share) for the three months ended September 30, 1995.

Revenues for the three months ended September 30, 1996 increased from $575,000 at September 30, 1995 to $1,170,000 at September 30, 1996, or by approximately 100%. This increase can be attributed to (i) Business Loan Center's increased loan portfolio which generated greater servicing and interest income for the period ending September 30,1996 as compared to the period ending September 30, 1995, and (ii) a greater level of loan originations and subsequent loan sales during the quarter ended September 30, 1996 as compared to the prior year's period, resulting in an increase in the gain recognized upon the sale of SBA-guaranteed loans in the secondary market. At September 30, 1996, Business Loan Center's serviced loan portfolio approximated $70.7 million, as compared to a portfolio which aggregated approximately $57.3 million at September 30, 1995.

Service fee income, which increased by 56% from the prior year's quarter, reflected the effects of earning servicing fees of between 1% to 2.62% per annum on Business Loan Center's serviced loan portfolio. Interest income increased from $302,000 for the three months ended September 30, 1995 to $394,000 for the three months ended September 30, 1996, or by approximately 30%. This increase in service fee and interest income directly resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans at September 30, 1996 were carrying interest rates between 10.75% and 11.00%.

Loans in the aggregate principal amount of $7,180,000 were funded during the three months ended September 30, 1996, as compared to loans in the aggregate principal amount of $1,991,000 for the three months ended September 30, 1995. The SBA-guaranteed principal amount of the loans funded during the three months ended September 30, 1996 aggregated $5,388,000, as compared to the aggregate guaranteed principal of $1,516,000 for the prior year's period. The majority of the SBA-guaranteed portion of these loans funded during the quarter ended September 30, 1996 were sold in the secondary market immediately subsequent to the closing of each loan. Premium rates, which generally approximated 10% of the face amount, resulted in gains on the sale of loans of $561,000 for the three months ended September 30, 1996, as compared to $114,000 for the three months ended September 30, 1995. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

Results of Operations - Quarter Ended September 30, 1996 vs.
                        Quarter Ended September 30, 1995 (continued)

The increase in Business Loan Center's loan volume during the quarter ended September 30, 1996 resulted from increased origination activities ensuing from the consolidated efforts of the Company's wholly-owned loan production subsidiaries, BLC Financial Network, Inc. ("BLC Network"), and BLC Financial Network of Florida, Inc. ("BLC Network of Florida"). BLC Network currently originates small business loans in the mid-Atlantic regions through it's Richmond, Virginia office. BLC Network of Florida, which began operations in July 1996 through it's Panama City and Orlando, Florida offices, conducts loan origination activities in the southeastern regions of the United States. Beginning in October 1996, BLC Financial Network of Mid-America, Inc. joined Business Loan Center's team as the Company's Wichita, Kansas-based loan origination center which services the mid-western United States.

At September 30, 1996 eighteen (18) proposed loans in the aggregate principal amount of $10,699,500 had received both Business Loan Center and SBA approval and were awaiting closing. An additional twenty-five (25) proposed loans in the aggregate principal amount of $16,321,300 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval. At September 30, 1996, six (6) loans remained partially disbursed as they await construction and renovation completion.

The Company's operating expenses increased from $503,000 for the three months ended September 30, 1995 to $574,000 for the quarter ended September 30,1996. This increase resulted from (i) greater salary expenditures, initial start-up costs, and overhead expenses relating to the commencement of the Company's Florida operations, and (ii) greater commission expenses relating to increased loan origination activities during the quarter ended September 30, 1996.

General and administrative expenses of $288,000 for the three months ended September 30, 1996 increased from $38,000 for the prior year's period as a result of greater legal, accounting, and administrative expenditures associated with the organization of the Company's new offices.

Interest expense decreased by 12% during the three months ended September 30, 1996 as compared to the prior year's period. During the quarter ended June 30, 1996, the Company concluded an agreement with a major finance corporation pursuant to which it sold a participation in its portfolio of unguaranteed loans. A portion of the proceeds of this sale were utilized to repay the Company's existing bank line, and as such, interest expense decreased from $180,000 for the quarter ended September 30, 1995 to $158,000 for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

By actively engaging in commercial lending through Business Loan Center, BLC Financial Network, Inc., BLC Financial Network of Florida, Inc., and BLC Financial Network of Mid-America, Inc., the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operating expenses is currently provided by collections on loans, proceeds from loan sales, and short and long-term borrowings.

The Company currently maintains a dual purpose bank line from Sterling National Bank & Trust Company of New York ("Bank") which provides financing of both the guaranteed and unguaranteed portion of loans made and to be made by the Company. Specifically, a $2,500,000 warehouse line was made available by the Bank to fund the guaranteed portion of each new loan at an interest rate equal to 2.5% above the prime rate together with an administrative fee equal to 1/4 of 1% of each advance under the guaranteed line. In addition, the Bank line provides a financing line of $8,000,000 for funding of the unguaranteed portion of new loans made and to be made by the Company. Approximately $5,000,000 of this unguaranteed line bears an interest rate equal to 3% above the prime rate, while the remaining $3,000,000 line carries an interest rate of 1% above the prime rate. The $3,000,000 credit facility is subordinated to the $5,000,000 facility and is subject to the Bank obtaining Participants at the above rates. Borrowings under the guaranteed line are repaid immediately upon the sale of the guaranteed portion on the secondary market. As discussed previously, during the quarter ended June 30, 1996, the Company utilized a portion of the sale proceeds received through a private sale of an interest in the unguaranteed portfolio of loans to replenish this Bank line.

On September 16, 1996, the Company, through a wholly-owned subsidiary, purchased the 11.8% minority interest in Business Loan Center Partnership owned by EBLC, Inc. for $380,000. The balance of the interest in Business Loan Center Partnership is owned by Business Loan Center, Inc., a wholly owned subidiary of the Company.

The existing Bank line, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the potential proceeds from periodic sales of undivided interests in the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

            N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits - None

      b. One report was filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1996. On September 17, 1996 the Company filed a Current Report on Form 8-K which reported the acquisition of the remaining minority interest in Business Loan Center Partnership by a wholly owned subsidiary of the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date: November 14, 1996                   By: /s/ Robert F. Tannenhauser
                                              -----------------------------
                                              Robert F. Tannenhauser,
                                              President and Chief
                                              Financial Officer