Form 10-Q
period 1996-12-31
BLC FINANCIAL SERVICES INC
filed 1997-02-14
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1996

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at December 31, 1996
      -----                                --------------------------------

Common stock $.01 par value                           16,896,971

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   December 31,        June 30,
                                                       1996             1996
                                                   -----------       -----------
                                                   (Unaudited)

Loans receivable, net                              $10,091,000       $ 5,753,000

Loans held for sale                                  3,023,000         2,324,000

Cash                                                    99,000           493,000

Accounts and other receivables                         260,000           259,000

Furniture and equipment, net of
   accumulated depreciation                            307,000           159,000

Excess service fees                                  1,398,000         1,479,000

Deferred income taxes                                  340,000           340,000

Deferred financing costs, net of
   accumulated amortization                             38,000            46,000

Security deposits                                       19,000            22,000
                                                   -----------       -----------
                     TOTAL ASSETS                  $15,575,000       $10,875,000
                                                   ===========       ===========



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,      June 30,
                                                      1996             1996
                                                   ------------    ------------
                                                   (Unaudited)
                       LIABILITIES

   Notes payable                                   $  7,746,000    $  3,704,000
   Accounts payable & accrued expenses                  335,000         361,000
   Due to affiliates                                  2,044,000         628,000
   Debt                                                 201,000         590,000
   Customer deposits                                    214,000         266,000
                                                   ------------    ------------

Total liabilities                                    10,540,000       5,549,000
                                                   ------------    ------------

Minority Interest                                          --           725,000
                                                   ------------    ------------


Commitments and contingencies (Note 3)

                   SHAREHOLDERS' EQUITY

   Preferred Stock, $10 par value:
       Authorized - 2,000,000 shares
       Issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares
      Issued and outstanding - 16,896,971 and
      16,882,052 respectively                           169,000         169,000
   Additional paid in capital                         6,397,000       6,392,000
   Deficit                                           (1,531,000)     (1,960,000)
                                                   ------------    ------------
                                                      5,035,000       4,601,000
                                                   ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $ 15,575,000    $ 10,875,000
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)


                                                  Three months ended             Six months ended
                                                      December 31,                  December 31,
                                                 1996            1995            1996          1995
                                             ----------------------------    --------------------------
REVENUES:
   Gain on sale of loans                     $    545,000    $    181,000    $ 1,164,000   $    295,000
   Interest income                                351,000         312,000        745,000        613,000
   Service fee income                             292,000         123,000        435,000        252,000
   Miscellaneous                                    8,000           6,000         23,000         37,000
                                             ----------------------------    --------------------------
                                                1,196,000         622,000      2,367,000      1,197,000
                                             ----------------------------    --------------------------


EXPENSES
   Operating costs                                570,000         320,000      1,145,000        823,000
   General and administrative                     357,000          33,000        645,000         74,000
   Interest                                       215,000         287,000        373,000        467,000
   Minority interest in net income
      of subsidiary                                  --           (10,000)         2,000         (9,000)
                                             ----------------------------    --------------------------
                                                1,142,000         630,000      2,165,000      1,355,000
                                             ----------------------------    --------------------------

Net Income before provisions for income
   taxes and extraordinary item                    54,000          (8,000)       202,000       (158,000)

Provisions for income taxes                       (17,000)           --           18,000           --
                                             ----------------------------    --------------------------

Income before extraordinary item                   71,000          (8,000)       184,000       (158,000)

EXTRAORDINARY ITEM
   Forgiveness of debt, net of a provision
     for income taxes  (note 4)                   245,000            --          245,000           --
                                             ----------------------------    --------------------------

Net Income (Loss)                            $    316,000    $     (8,000)   $   429,000   $   (158,000)
                                             ============================    ==========================

NET INCOME PER COMMON SHARE
   Income before extraordinary item          $       0.00    $       --      $      0.01   $      (0.01)
   Extraordinary item                                0.02            --             0.01           --
                                             ----------------------------    --------------------------

   Net income                                $       0.02    $       --      $      0.02   $      (0.01)
                                             ============================    ==========================

Weighted average number of common shares
   and equivalents outstanding                 17,784,580      13,178,348     17,939,243     13,178,348
                                             ============================    ==========================



   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                    Unaudited

                                       Common Stock      Additional
                                 Number of                 Paid in    Accumulated
                                   Shares      Amount      Capital       Deficit       Total
                                ---------------------------------------------------------------

Balance, June 30, 1996           16,882,052   $169,000   $6,392,000   $(1,960,000)   $4,601,000

Warrants exercised                   14,919   $   --     $    5,000                  $    5,000

Net income for the six months
   ended December 31, 1996                                            $   429,000    $  429,000
                                ---------------------------------------------------------------

Balance, December 31, 1996       16,896,971   $169,000   $6,397,000   $(1,531,000)   $5,035,000
                                ===========   ========   ==========   ===========    ==========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                       December 31,
                                                                                    1996           1995
                                                                                ---------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $    429,000    $  (158,000)

   Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
      Depreciation & amortization                                                     97,000         20,000
      Minority interest in income of subsidiary                                        2,000         (9,000)
      Provision for loan losses                                                      (39,000)        59,000
      Forgiveness of debt  (note 4)                                                 (345,000)

   Changes in assets and liabilities:
      Loans held for sale                                                           (699,000)      (398,000)
      Accounts and other loans receivable                                             (1,000)       100,000
      Security deposits                                                                3,000        (13,000)
      Accounts payable & accrued expenses                                            (26,000)       (97,000)
      Customer deposits                                                              (52,000)       111,000
                                                                                ------------    -----------

Net cash (used in) operating activities                                             (631,000)      (385,000)
                                                                                ------------    -----------

Cash flows from investing activities:
   Loans originated & principal collections of loans
     receivable - net                                                                            (2,055,000)
   Loans originated                                                              (14,625,000)
   Principal collections & sales of loans receivable                              10,006,000           --
   Acquisition of equipment                                                         (177,000)        (7,000)
   Purchase of minority interest of subsidiary                                      (380,000)          --
                                                                                ------------    -----------

Net cash (used in) investing activities                                           (5,176,000)    (2,062,000)
                                                                                ------------    -----------

Subtotal                                                                        $ (5,807,000)   $(2,447,000)
                                                                                ------------    -----------


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                       For the six months ended
                                                             December 31,
                                                          1996           1995
                                                      ---------------------------
Balance forward                                       $ (5,807,000)   $(2,447,000)
                                                      ------------    -----------

Cash flows from financing activities:
   Proceeds from bank loans                             12,270,000      2,513,000
   Principal payments on notes payable - bank loans     (8,228,000)    (1,207,000)
   Principal payments on debentures                           --           (6,000)
   Principal payments on debt                              (50,000)          --
   Net increase (decrease) from affiliates               1,416,000      1,487,000
   Proceeds from common stock                                5,000           --
                                                      ------------    -----------

Net cash provided by financing activities                5,413,000      2,787,000
                                                      ------------    -----------

Net increase (decrease) in cash                           (394,000)       340,000

Cash - beginning of period                                 493,000        212,000
                                                      ------------    -----------

Cash - end of period                                  $     99,000    $   552,000
                                                      ============    ===========


               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense       $    298,000    $   405,000
                                                      ============    ===========

   Cash paid during period for income taxes           $    170,000    $     3,000
                                                      ============    ===========

   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1996

                                   (Unaudited)



1.  BASIS OF PRESENTATION


      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

      Principles of consolidation and preparation

      The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company"), its wholly owned corporate subsidiaries and, its wholly owned partnership (the "Partnership"). The Company acquired a majority of the Partnership in 1990 and as of September 16, 1996 the Company acquired the remaining interest.

      Business operations

      The Company is primarily engaged in the business of making and servicing loans to small businesses under the Section 7A Guaranteed Loan Program sponsored by the United States Small Business Administration.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1996

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1996

                                   (Unaudited)



2.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the six months ended December 31, 1996 and 1995 are as follows:

                                                     1996               1995
                                                     ----               ----

Balance at June 30                               $ 1,338,000          $ 711,000
Provision for loan losses                            (39,000)            59,000
Charge-Offs                                                0            (63,000)
                                                 -----------          ---------
Balance at December 31                           $ 1,299,000          $ 707,000
                                                 ===========          =========


3.  COMMITMENTS AND CONTINGENCIES:

      Litigation

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1996

                                   (Unaudited)


4.   EXTRAORDINARY GAIN

      The Company settled a lawsuit with an affiliate of the former minority partner of Business Loan Center, G.P. A liability of $600,000 was settled for $328,000 (settlement of $255,000 plus legal fees of $73,000), resulting in a gain on the forgiveness of indebtedness of $245,000, net of a provision for income taxes of $27,000.



5.   POOLING OF INTEREST

      On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. exchanged 1,808,821 shares of its common stock for all of the issued and outstanding common stock of Southeastern 1st Financial Network, Inc. ("Southeastern"). The transaction has been accounted for as a pooling of interest. Accordingly, the consolidated statement of income and statement of cash flows for the three and six months ended December 31, 1995 has been restated.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996


Results of Operations:
Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995


The Company recorded net income of $316,000 (or $.02 per share) for the three months ended December 31, 1996, as compared to a net loss of $8,000 (or ($.00) per share) for the three months ended December 31, 1995. During the quarter ended December 31, 1996, the Company recorded an extraordinary gain of $245,000 as a result of a compromise through partial prepayment of a promissory note issued in connection with the acquisition of Business Loan Center from its predecessor in interest. Income before this extraordinary item was $71,000 for the three months ended December 31, 1996.

Revenues, totaling $1,196,000 for the three months ended December 31, 1996, increased by approximately 92% from the prior year's period. This substantial increase can be attributed to (i) Business Loan Center's increased loan portfolio which generated greater servicing and interest income for the period ending December 31, 1996 as compared to the period ending December 31, 1995, and
(ii) a greater level of loan originations and subsequent loan sales during the quarter ended December 31, 1996 as compared to the prior year's period, resulting in an increase in the gain recognized upon the sale of SBA-guaranteed loans in the secondary market. At December 31, 1996, Business Loan Center's performing loan portfolio approximated $75.3 million as compared to a portfolio which approximated $58.6 million at December 31, 1995.

Interest income increased from $312,000 for the three months ended December 31, 1995 to $351,000 for the three months ended December 31, 1996, or by approximately 13%. This increase directly resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans at December 31, 1996 were carrying interest rates between 10.75% and 11.00%, as compared to rates between 11.25% and 11.50% for the prior year's period. Additionally, service fee income increased from $123,000 for the three months ended December 31, 1995 to $292,000 for the three months ended December 31, 1996. This 137% increase reflects the effects of earning servicing fees of between 1.00% and 2.6% per annum on Business Loan Center's serviced loan portfolio. The average servicing fee rate for loans sold in the secondary market during the three months ended December 31, 1996 approximated 2.08%.

The majority of loans originated during the quarter ended December 31, 1996 were sold in the secondary market immediately subsequent to the closing of each loan. Premium rates, which generally range from 6% to 10% over the face amount, resulted in gains on the sale of loans of $545,000 for the three months ended December 31, 1996, as compared to $181,000 for the three months ended December 31, 1995. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996


Results of Operations:
Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995 (continued)

Loans in the aggregate principal amount of $7,965,000 were originated during the three months ended December 31, 1996, as compared to loans in the aggregate principal amount of $2,697,000 for the three months ended December 31, 1995. The SBA guaranteed principal amount of the loans originated during the three months ended December 31, 1996 aggregated $5,974,000, as compared to the aggregate guaranteed principal of $1,967,000 for the prior year's period.

The increase in Business Loan Center's loan volume during the quarter ended December 31, 1996 resulted primarily from increased origination activities ensuing from the efforts of one of the Company's wholly-owned loan production subsidiaries, BLC Financial Network, Inc. ("BLC Network"). On February 5, 1996, the Company, through its wholly-owned subsidiary BLC Financial Network, Inc., acquired all of the issued and outstanding common stock of Southeastern 1st Financial Network, Inc. a loan origination company headquartered in Richmond, Virginia. This transaction resulted in a pooling of interests and a restatement of the Company's financial statements for the period ending December 31, 1995. BLC Network currently originates small business loans in the mid-Atlantic regions through its Richmond, Virginia office.

In July 1996, the Company established BLC Financial Network of Florida, Inc. ("BLC Network of Florida"), a wholly-owned loan production subsidiary, to further originate small business loans throughout the southeastern regions of the United States. BLC Network of Florida operates out of its Panama City and Orlando, Florida offices. Additionally, during the quarter ended December 31, 1996, BLC Financial Network of Mid-America, Inc. ("BLC Network of MA") joined Business Loan Center's team as the Company's Wichita, Kansas-based loan origination center which services the mid-western United States. These offices are currently processing and closing loans and it is anticipated that these subsidiaries should begin producing revenues and operating at profitable levels within the next two fiscal quarters.

At December 31, 1996, twenty-nine (29) proposed loans in the aggregate principal amount of $14,874,000 had received both Business Loan Center and SBA approval, and were awaiting closing. An additional fifty-one (51) proposed loans in the aggregate principal amount of $34,418,000 had been approved by Business Loan Center's loan committee and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996


Results of Operations:
Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995 (continued)


During the quarter ended December 31, 1996, the Company was granted Preferred Lending Status ("PLP") in the districts of Atlanta, Georgia, Miami, Florida, and Jacksonville, Florida. Preferred lending status is granted by the SBA to those lenders who display exceptional performance with respect to originating, closing, and servicing SBA loans. PLP status allows the Lender to process loans without prior SBA approval and issue the SBA's guaranty on the government's behalf. Prior to quarter ended December 31, 1996, the Company was granted PLP status in the Richmond, Virginia district.

Overall, operating expenses of the Company increased by 78% over the prior year's quarter primarily as a result of the additional overhead expenditures incurred by the newly established origination offices as well as the increased commission costs associated with the generation of loans during the quarter. The provision for loan losses decreased by $39,000 for the quarter ended December 31, 1996 as a result of loan repayments as well as management's re-evaluation of those loans which were previously sold through participations in the unguaranteed loan portfolio. Additionally, as a result of the added offices, general and administrative expenses increased from $33,000 for the three months ended December 31, 1995 to $357,000 for the three months ended December 31, 1996.

Interest expense decreased slightly during the three months ended December 31, 1996 as compared to the prior year's period. During the quarter ended June 30, 1996, the Company concluded an agreement with a major finance corporation pursuant to which it sold a participation in its portfolio of unguaranteed loans. As a result, a portion of the proceeds were utilized to repay the Company's existing bank line, and as such, interest expense decreased from $287,000 for the quarter ended December 31, 1995 to $215,000 for the quarter ended December 31, 1996. Borrowings were used to fund loan activities and to carry partially funded loans until such time as they are fully disbursed and sold on the secondary market.

A reduction in the provision for income taxes resulted primarily from a change in the expected tax rates to be paid and adjustments of prior period's estimates.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996


Results of Operations:
Six Months Ended December 31, 1996 vs. Six Months Ended December 31, 1995

The Company recorded net income of $429,000 (or $.02 per share) for the six months ended December 31, 1996, as compared to a net loss of $158,000 (or ($.01) per share) for the six months ended December 31, 1995. Revenues for the six months ended December 31, 1996 increased to $2,367,000 from $1,197,000 for the six months ended December 31, 1995 as a result of greater loan originations and an increased serviced loan portfolio.

Interest income increased from $613,000 for the six months ended December 31, 1995 to $745,000 for the six months ended December 31, 1996, or by approximately 22%. This increase directly resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans during the six months ended December 31, 1996 were carrying interest rates between 10.75% and 11.00%, while loans performing during the prior year's period were carrying rates between 11.25% and 11.75%.

Service fee income increased from $252,000 for the six months ended December 31, 1995 to $435,000 for the six months ended December 31, 1996. This 73% increase directly resulted from the increased performing loan portfolio, as Business Loan Center continues to earn servicing fees of between 1.00% and 2.6% per annum on those loans sold in the secondary market. The average service fee rate earned on loans sold in the secondary market during the six months ended December 31, 1996 was 2.10%.

The majority of loans originated during the six months ended December 31, 1996 were sold in the secondary market immediately subsequent to the closing of each loan. Premium rates, which generally range from 6% to 10% over the face amount, resulted in gains on the sale of loans of $1,164,000 for the six months ended December 31, 1996, as compared to $295,000 for the six months ended December 31, 1995. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

Loans in the aggregate principal amount of $15,145,000 were originated during the six months ended December 31, 1996, as compared to loans in the aggregate principal amount of $4,688,000 for the six months ended December 31, 1995. The SBA guaranteed principal amount of the loans originated during the six months ended December 31, 1996 aggregated $11,361,000, as compared to the aggregate guaranteed principal of $3,483,000 for the prior year's period.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996


Results of Operations:
Six Months Ended December 31, 1996 vs. Six Months Ended December 31, 1995 (continued)


Overall, operating expenses of the Company increased by 39% over the prior year's period primarily as a result of the additional overhead expenditures incurred by the newly established origination offices as well as the increased commission costs associated with the generation of loans during the period. Additionally, as a result of these added offices, general and administrative expenses increased from $74,000 for the six months ended December 31, 1995 to $645,000 for the six months ended December 31, 1996.

Interest expense decreased during the six months ended December 31, 1996 by approximately 20% from the prior year's period, as a portion of the Company's existing bank line was repaid from the sale of a participation in the Company's portfolio of unguaranteed loans. More specifically, interest expense decreased from $467,000 for the six months ended December 31, 1995 to $373,000 for the six months ended December 31, 1996. Borrowings were used to fund loan activities and to carry partially funded loans until such time as they are fully disbursed and sold on the secondary market.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1996

Liquidity and Capital Resources

By actively engaging in commercial lending through Business Loan Center, BLC Network, BLC Network of Florida, and BLC Network of MA, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operating expenses is currently provided by collections on loans, proceeds from loan sales, and short and long-term borrowings.

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

The existing Bank line, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the proceeds from potential periodic sales of undivided interests in the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                          PART II - OTHER INFORMATION


ITEM 5.           OTHER INFORMATION

                        N/A


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.    Exhibits - None

                  b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended December 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date: February 13, 1997                   By:     /s/ Robert F. Tannenhauser
                                              ------------------------------
                                                Robert F. Tannenhauser,
                                                President and Chief
                                                 Financial Officer