Form 10-Q
period 1997-03-31
BLC FINANCIAL SERVICES INC
filed 1997-05-15
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                   Yes X   No___
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at March 31, 1997
      -----                                -----------------------------

Common stock $.01 par value                          17,341,243

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    March 31,          June 30,
                                                      1997              1996
                                                      ----              ----
                                                   (Unaudited)

Loans receivable, net                              $12,275,000       $ 5,753,000

Loans held for sale                                    878,000         2,324,000

Cash                                                 1,151,000           363,000

Restricted cash                                        218,000           130,000

Accounts and other receivables                         345,000           259,000

Furniture and equipment, net of
   accumulated depreciation                            311,000           159,000

Excess service fees                                  1,524,000         1,479,000

Deferred income taxes                                  340,000           340,000

Deferred financing costs, net of
   accumulated amortization                            109,000            46,000

Other assets                                           267,000            22,000
                                                   -----------       -----------

                      TOTAL ASSETS                 $17,418,000       $10,875,000
                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    March 31,         June 30,
                                                      1997             1996
                                                      ----             ----
                                                   (Unaudited)
                  LIABILITIES

   Notes payable                                $    7,643,000   $   3,704,000
   Accounts payable & accrued expenses                 465,000         361,000
   Due to affiliates                                 3,502,000         628,000
   Debt                                                179,000         590,000
   Customer deposits                                   233,000         266,000
                                                  ------------     ------------

Total liabilities                                   12,022,000       5,549,000
                                                  ------------     ------------
Minority Interest
                                                          --           725,000
                                                  ------------     ------------

Commitments and contingencies (Note 3)

             SHAREHOLDERS' EQUITY

   Preferred Stock, $10 par value:
       Authorized - 2,000,000 shares
       Issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares
      Issued and outstanding - 17,341,243 and
      16,882,052 respectively                          173,000          169,000
   Additional paid in capital                        6,566,000        6,392,000
   Deficit                                          (1,343,000)      (1,960,000)
                                                  ------------     ------------
                                                     5,396,000        4,601,000
                                                  ------------     ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 17,418,000     $ 10,875,000
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                            Three months ended             Nine months ended
                                                                 March 31,                     March 31,
                                                           1997           1996           1997           1996
REVENUES:
   Gain on sale of loans                                $ 1,008,000    $   572,000    $ 2,172,000    $    867,000
   Interest income                                          379,000        341,000      1,124,000         954,000
   Service fee income                                       304,000        143,000        738,000         395,000
   Miscellaneous                                             17,000         45,000         40,000          82,000
                                                        -----------    -----------    -----------    ------------
                                                          1,708,000      1,101,000      4,074,000       2,298,000
                                                        -----------    -----------    -----------    ------------
EXPENSES
   Operating costs                                          891,000        659,000      2,035,000       1,521,000
   General and administrative                               306,000        149,000        951,000         210,000
   Interest                                                 283,000        166,000        656,000         633,000
   Minority interest in net income
      of subsidiary                                            --           15,000          2,000           6,000
                                                        -----------    -----------    -----------    ------------
                                                          1,480,000        989,000      3,644,000       2,370,000
                                                        -----------    -----------    -----------    ------------
Income (loss) before provision for income
   taxes and extraordinary item                             228,000        112,000        430,000         (72,000)

Provision for income taxes                                   40,000         13,000         58,000           5,000
                                                        -----------    -----------    -----------    ------------

Income (loss) before extraordinary item                     188,000         99,000        372,000         (77,000)

EXTRAORDINARY GAIN
   Forgiveness of debt, net of income taxes (note 4)           --           93,000        245,000          93,000
                                                        -----------    -----------    -----------    ------------

NET INCOME                                              $   188,000    $   192,000    $   617,000    $     16,000
                                                        ===========    ===========    ===========    ============
NET INCOME  PER  SHARE
   Income before extraordinary item                     $      0.01    $      0.01    $      0.02    $      (0.01)
   Extraordinary item                                   $      --      $      --      $      0.01    $       0.01
                                                        -----------    -----------    -----------    ------------

   Net income                                           $      0.01    $      0.01    $      0.03    $       0.00
                                                        ===========    ===========    ===========    ============
Weighted average number of common shares
   and common stock equivalents outstanding              18,095,482     13,748,149     17,979,369      13,366,900
                                                        ===========    ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1997

                                    Unaudited

                                         Common Stock          Additional
                                    Number of                    Paid in      Accumulated
                                     Shares        Amount        Capital        Deficit          Total
                                   ======================================================================
Balance, June 30, 1996             16,882,052     $169,000     $6,392,000     $(1,960,000)     $4,601,000

Warrants exercised                    459,191     $  4,000     $  174,000                      $  178,000

Net income for the nine months                                                    617,000      $  617,000
   ended March 31, 1997            ----------------------------------------------------------------------

Balance, March 31, 1997            17,341,243     $173,000     $6,566,000     $(1,343,000)     $5,396,000
                                   ==========     ========     ==========     ===========      ==========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                Nine months ended
                                                                    March 31,
                                                             1997              1996
                                                             ----              ----
Cash flows from operating activities:
   Net income                                            $    617,000      $    16,000

   Adjustments to reconcile net income to net
      provided by (used in) operating activities:
      Depreciation & amortization                             145,000           37,000
      Minority interest in net income of subsidiary             2,000            6,000
      Provision for credit losses                             (50,000)          75,000
      Extraordinary item,  (note 4)                          (345,000)        (105,000)

   Changes in assets and liabilities:
      Accounts receivable - loans sold                      1,446,000       (2,246,000)
      Restricted Cash                                         (88,000)         (52,000)
      Accounts and other loans receivable                     (86,000)           1,000
      Other assets                                           (245,000)          (1,000)
      Accounts payable & accrued expenses                     104,000            8,000
      Customer deposits                                       (33,000)          52,000
                                                         ------------      -----------

Net cash provided by (used in) operating activities         1,467,000       (2,209,000)

Cash flows from investing activities:
   Loans originated & principal collections of loans
     receivable - net                                                       (1,963,000)
   Loans originated                                       (28,201,000)
   Principal collections & sales of loans receivable       21,257,000
   Acquisition of equipment                                  (199,000)        (107,000)
   Purchase of minority interest of subsidiary               (380,000)

Subtotal                                                 $ (6,056,000)     $(4,279,000)
                                                         ------------      -----------

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                         Nine months ended
                                                             March 31,
                                                        1997           1996
                                                        ----           ----

Balance forward                                     $ (6,056,000)  $ (4,279,000)
                                                    ------------   ------------

Cash flows from financing activities:
   Proceeds from notes payable                        20,553,000     12,657,000
   Principal payments on notes payable               (16,614,000)    (8,274,000)
   Principal payments on debt                            (72,000)          --
   Principal payments on debentures                         --       (1,001,000)
   Net increase (decrease) from affiliates             2,874,000
   Acquisition of deferred financed costs                (75,000)
   Proceeds from issuance of common stock                178,000      1,000,000
                                                    ------------   ------------

Net cash provided by  financing activities             6,844,000      4,382,000
                                                    ------------   ------------

Net increase  in cash                                    788,000        103,000

Cash - beginning of period                               363,000        212,000
                                                    ------------   ------------

Cash - end of period                                $  1,151,000   $    315,000
                                                    ============   ============

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense     $    599,000   $    629,000
                                                    ============   ============

   Cash paid during period for income taxes         $ 175,000.00   $  10,000.00
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

      Principles of consolidation and preparation

      The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its wholly owned subsidiaries. The Company acquired a majority of Business Loan Center in 1990 and as of September 16, 1996 the company acquired the remaining interest. The Company allocated revenue to the former minority holder of the partnership through September 16, 1996.

      Business operations

      The Company is primarily engaged in the business of making and servicing loans to small businesses under the Section 7A Guaranteed Loan Program sponsored by the United States Small Business Administration.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1997

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the nine months ended March 31, 1997 and 1996 are as follows:

                                                     1997                1996
                                                  -----------         ---------

Balance at June 30                                $ 1,338,000         $ 711,000
Provision for loan losses                             (50,000)           75,000
Write-off                                            (230,000)          (73,000)
Recoveries                                              - 0 -             - 0 -
                                                  -----------         ---------

Balance at March 31                               $ 1,058,000         $ 713,000
                                                  ===========         =========

3. COMMITMENTS AND CONTINGENCIES:

      a. Litigation

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

4. EXTRAORDINARY INCOME.

      The company settled a lawsuit November 1996 with an affiliate of the former minority partner of Business Loan Center, G.P. A liability of $600,000 was settled for $255,000 plus legal fees of 73,000, resulting in forgiveness of indebtedness income of $272,000. Income taxes of $27,000 attributable to this gain results in a net extraordinary gain of $245,000 for the nine months ended March 31, 1997.

      On March 18, 1996, the Company, in a private placement transaction, issued 3,703,704 of its common stock for $ 1,000,000. These proceeds were used to repay $1,000,000 in debentures issued in 1994 and 1995. In addition, the debenture holders agreed to forgive the accrued interest on this debt totaling $105,000. Income taxes of $12,000 attributable to this gain results in a net extraordinary gain of $93,000 for the nine months ended March 31, 1996 and for the three months ended March 31, 1996.

5. POOLING OF INTEREST

      On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. exchanged 1,808,821 shares of its common stock for all of the issued and outstanding common stock of Southeastern 1st Financial Network, Inc. ("Southeastern"). The transaction has been accounted for as a pooling of interest.

5. RECLASSIFICATIONS

      For the periods ended March 31, 1996 the consolidated statements of income and cash flows have reclassified certain items to conform with current classifications.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1997

Results of Operations:
Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996

The Company recorded net income of $188,000 (or $.01 per share) for the three months ended March 31, 1997, as compared to net income of $192,000 (or $.01 per share) for the three months ended March 31, 1996. Net income before extraordinary items was $188,000 for the quarter ended March 31, 1997, as compared to $99,000 for the quarter ended March 31, 1996. During the three months ended March 31, 1996, an extraordinary gain of $93,000 resulted from the forgiveness of accrued interest on the early redemption of debentures.

Revenues for the three months ended March 31, 1997, which approximated $1,708,000, increased by 55% from the prior year's period due primarily to higher premium, servicing, and interest income generated from the Company's serviced loan portfolio. This is directly attributable to (i) a 40% increase in the loan portfolio, which approximated $86.7 million at March 31, 1997, as compared to approximately $62.0 million at March 31, 1996, (ii) the increased volume of SBA-guaranteed loans originated and sold in the secondary market during this quarter resulting in gains of approximately $799,000, and (iii) the sale of participations in the unguaranteed loan portfolio for gains aggregating approximately $209,000.

Interest income increased from $341,000 for the three months ended March 31, 1996 to $379,000 for the three months ended March 31, 1997, or by 11%. This resulted from a 25% increase in the unguaranteed or retained loan portfolio, which approximated $15.0 million at March 31, 1997, as compared to $12.5 million at March 31, 1996, which was partially offset by a reduction in interest rates. Substantially all performing loans at March 31, 1997 were carrying interest rates between 10.75% and 11.00%, as compared to interest rates between 11% and 11.75% for the prior year's quarter.

Service fee income, which increased by 112% from the prior year's quarter, approximated $304,000 at March 31, 1997. This increase directly resulted from the increased performing loan portfolio and an increase in the average service fee rate received on those loans sold in the secondary market and through loan participations. The average servicing fee rate for SBA-guaranteed loans sold in the secondary market during the three months ended March 31, 1997 approximated 1.87%. Overall, the Company's serviced loan portfolio maintains servicing fees of between 1.0% to 2.6% per annum.

Loans in the approximate aggregate principal amount of $12,849,000 were originated during the three months ended March 31, 1997, as compared to loans in the approximate aggregate principal amount of $5,721,000 for the three months ended March 31, 1996, representing a 125% increase in origination activities during the referenced periods. The SBA-guaranteed principal amount of the loans originated during the three months ended March 31, 1997 approximated $9,644,000, as compared to the aggregate SBA-guaranteed principal of $4,845,000 for the prior year's period. Of those loans originated and fully funded during the quarter ended March 31, 1997, substantially all were sold in the secondary market immediately subsequent to the closing of each loan, at premium rates approximating 10%, resulting in gains on the sale of loans of $799,000 for the three months ended March 31, 1997, as compared to gains of $572,000 for the prior year's period. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles. Additionally, during the quarter ended March 31, 1997, the Company sold an approximate $909,000 participation in its unguaranteed loan portfolio to a major finance company, resulting in a gain of approximately $209,000.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1997

Results of Operations:
Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996 (continued)

The increase in loan volume during the quarter ended March 31, 1997 resulted primarily from increased origination activities ensuing from the efforts of the Company's wholly-owned loan production subsidiaries, BLC Financial Network, Inc., BLC Financial Network of Florida, Inc., and BLC Financial of Mid-America, Inc. BLC Financial Network, Inc., a loan origination company headquartered in Richmond, Virginia, is responsible for loan production throughout the Mid-Atlantic states. BLC Financial Network of Florida, Inc. operates out of its Panama City and Orlando Florida offices, while maintaining an origination network throughout the southeastern regions of the United States. BLC Financial Network of Mid-America, Inc., the Company's newest loan production subsidiary, is located in Wichita, Kansas and services the mid-western United States.

At March 31, 1997, thirty (30) loans in the approximate aggregate principal amount of $18.86 million had received both Business Loan Center, Inc. ("Business Loan Center") and SBA approval and were awaiting settlement. An additional twenty (20) proposed loans in the approximate aggregate principal amount of $13.31 million had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

During the quarter ended March 31, 1997, Business Loan Center was granted Preferred Lending Status ("PLP") by the SBA district offices in Chicago and Springfield Illinois, Denver, St. Louis and Springfield Missouri, Wichita, Omaha, Des Moines, Cedar Rapids, Kansas City, Albuquerque, Oklahoma City, Little Rock, and seven districts in Texas including Houston, Dallas, and San Antonio. Preferred lending status is granted by the SBA to those lenders who display exceptional performance with respect to originating, closing, and servicing SBA loans. PLP status is advantageous in that it allows the Lender to process loans without prior SBA approval and issue the SBA's guaranty on the government's behalf, therefore, expediting the loan origination process.

Operating expenses of the Company increased by approximately 35% over the prior year's quarter due to the additional overhead and origination costs resulting from the increased loan volume generated by the loan production offices. Additionally, with the growth in loan origination activities, commission costs for the quarter ended March 31, 1997 increased to $240,000 from $187,000 for the prior year's quarter. The provision for loan losses decreased by approximately $12,000 for the quarter ended March 31, 1997 as a result of management's re-evaluation of those loans which were sold through participations in the unguaranteed loan portfolio. Additionally, as a result of the new loan production offices, general and administrative expenses increased to $306,000 for the three months ended March 31, 1997 from $149,000 for the three months ended March 31, 1996.

Interest expense rose from approximately $166,000 for the quarter ended March 31, 1996 to approximately $283,000 for the quarter ended March 31, 1997. This increase was directly attributable to Business Loan Center's increased borrowings under its bank line necessary for the continued growth in loan production activities during the quarter.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1997

Results of Operations:
Nine Months Ended March 31, 1997 vs. Nine Months Ended March 31, 1996

The Company recorded net income of $617,000 (or $.03 per share) for the nine months ended March 31, 1997, as compared to net income of $16,000 (or $.00 per share) for the nine months ended March 31, 1996. During the nine months ended March 31, 1997, the Company recorded an extraordinary gain of $245,000 as a result of a compromise through partial prepayment of a promissory note issued in connection with the acquisition of Business Loan Center from its predecessor in interest. Income before this extraordinary item was $372,000, as compared to a loss of $77,000 for the nine months ended March 31, 1996. Revenues for the nine months ended March 31, 1997 increased to $4,074,000, as compared to approximate revenues of $2,298,000 for the prior year's period as a result of the continued growth in the Company's loan portfolio.

Interest income increased from $954,000 for the nine months ended March 31, 1996 to $1,124,000 for the nine months ended March 31, 1997, or by approximately 18%. This increase resulted from the increased performing loan portfolio. Substantially all performing loans during the nine months ended March 31, 1997 were carrying interest rates between 10.75% and 11.00%.

Service fee income increased from $395,000 for the nine months ended March 31, 1996 to $738,000 for the nine months ended March 31, 1997. This 87% increase directly resulted from the increased performing loan portfolio. Business Loan Center continues to earn servicing fees of between 1% to 2.6% per annum on those loans sold in the secondary market and through loan participations.

Loans in the approximate aggregate principal amount of $27,994,000 were originated during the nine months ended March 31, 1997, as compared to loans in the aggregate principal amount of $10,410,000 for the nine months ended March 31, 1996. The SBA-guaranteed principal amount of the loans originated during the nine months ended March 31, 1997 aggregated $21,006,000, as compared to an aggregate guaranteed principal of $8,328,000 for the prior year's period. The guaranteed portions of substantially all of the loans were sold in the secondary market immediately subsequent to final disbursement. With the majority of secondary market sales earning premium yields of 10%, the Company recorded gains on the sale of loans of $1,963,000 for the nine months ended March 31, 1997, as compared to gains of $867,000, for the nine months ended March 31, 1996. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles. Additionally, during the nine months ended March 31, 1997, Business Loan Center sold an approximate $909,000 participation in its unguaranteed loan portfolio to a major finance company, resulting in a gain for this period of approximately $209,000.

The increase in loan volume during the nine months ended March 31, 1997 resulted primarily from increased origination activities ensuing from the Company's expansion efforts. More specifically, the Company expanded its operations through its wholly-owned loan production subsidiaries, BLC Financial Network, Inc., BLC Financial Network of Florida, Inc., and BLC Financial of Mid-America, Inc. BLC Financial Network, Inc., a loan origination company headquartered in Richmond, Virginia, is responsible for loan production throughout the Mid-Atlantic states. In July 1996, the Company established BLC Financial Network of Florida, Inc., which operates out of its Panama City and Orlando, Florida offices, to further originate loans throughout the southeastern regions of the United States. Additionally, during the nine months ended March 31, 1997, BLC Financial Network of Mid-America, Inc., joined Business Loan

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1997

Results of Operations:
Nine Months Ended March 31, 1997 vs. Nine Months Ended March 31, 1996
(continued)

Center as the Company's Wichita, Kansas-based loan origination center which services the mid-western United States.

During the nine months ended March 31, 1997, Business Loan Center was granted Preferred Lending Status ("PLP") by the SBA district offices in Atlanta, Miami and Jacksonville Florida, Chicago and Springfield Illinois, Denver, St. Louis and Springfield Missouri, Wichita, Omaha, Des Moines, Cedar Rapids, Kansas City, Albuquerque, Oklahoma City, Little Rock, and seven districts in Texas including Houston, Dallas, and San Antonio. Preferred lending status is granted by the SBA to those lenders who display exceptional performance with respect to originating, closing, and servicing SBA loans. PLP status is advantageous in that it allows the Lender to process loans without prior SBA approval and issue the SBA's guaranty on the government's behalf, therefore, expediting the loan origination process.

Operating expenses of the Company for the nine months ended March 31, 1997 increased by 34% over the prior year's period due to the additional overhead costs, including salaries and commission expenditures, associated with the additional loan production entities and the increased loan origination activities. Additionally, as a result of these added offices, general and administrative expenses for the nine months ended March 31, 1997 increased from approximately $210,000 for the nine months ended March 31, 1996 to approximately $951,000.

Interest expense increased by approximately 3% during the nine months ended March 31, 1997 as compared to the prior year's period, as Business Loan Center's borrowings under its bank line and through affiliated sources increased from the prior year's period to fund the continued growth in the loan portfolio.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1997

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

The Bank line, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the proceeds from potential periodic sales of undivided interests in the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM  5. OTHER INFORMATION

                  N/A

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits - None

            b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BLC Financial Services, Inc.


Date: May 15, 1997                  By:      / s / Robert F. Tannenhauser
                                        ---------------------------------------
                                                   Robert F. Tannenhauser,
                                                   President and Chief
                                                   Financial Officer