Form 10-K
period 1997-06-30
BLC FINANCIAL SERVICES INC
filed 1997-10-09
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended           June 30, 1997           or
                          ---------------------------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from       to
Commission file number 1-8185

                         BLC FINANCIAL SERVICES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      75-1430406
           --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                         Identification No.)

c/o Jennifer M. Napier
Business Loan Center, Inc.
919 Third Avenue, 17th Floor, New York, NY                     10022
------------------------------------------                     -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  (212) 751-5626
                                --------------

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            At August 28, 1997, there were outstanding approximately 17,356,166 shares of the Registrant's Common Stock ("Common Stock"), $.01 par value per share. The aggregate market value as of August 28, 1997 of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately, $5,969,351.

DOCUMENTS INCORPORATED BY REFERENCE:          NONE

                                   Part I.

            This Annual report on form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ( the "Exchange Act"). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions describe above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans. Compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," " intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

            Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business-Compliance with Environmental Laws", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, increases in borrowing costs, government regulations and other risk factors detailed in the Company's Securities and Exchange Commission filings.

            Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1.     BUSINESS OF THE COMPANY.

            BLC Financial Services, Inc., a Delaware corporation (the "Company"), is engaged, through its wholly owned subsidiary Business Loan Center, Inc., a Delaware corporation ("Business Loan Center"), primarily in the business of originating and servicing loans to small businesses under the Guaranteed Loan Program (the "Guaranteed Loan Program" or the "SBA 7(a) Program") sponsored by the United States Small Business Administration (the "SBA").

            The Company conducts its operations primarily through Business Loan Center and the following wholly owned subsidiaries - BLC Financial Network, a Delaware corporation ("BLC Network"); BLC Financial Network of Florida, Inc., a Delaware corporation ("BLC Network - Florida"); and, BLC Financial Network of Mid-America, Inc., a Kansas corporation ("BLC Network - Mid-America").

            The Company was originally incorporated in Texas on October 30, 1973 under the name Crawford Energy, Inc. and was engaged, directly or through its subsidiaries, in oil and gas exploration. The Company was reincorporated in the state of Delaware on August 10, 1990. The Company discontinued its oil and gas operations effective May 4, 1990.

Background

            On May 4, 1990, the Company, through Business Loan Center, acquired an 80% interest in a New York general partnership ("BLC-GP") from Business Loan Center, Inc., a New York corporation ("BLC-New York"). BLC-GP on the same date acquired the business and assets of BLC-New York, a Small Business Lending Company engaged in the business of originating and servicing loans to small businesses under the SBA 7(a) Program. BLC-New York continued to own the remaining 20% interest in BLC-GP.

            In December 1991, Business Loan Center acquired the interest of BLC-New York in BLC-GP and simultaneously sold a portion of its interest in BLC-GP to EBLC, Inc., an unaffiliated corporation, thereby reducing its ownership interest to 55%. Business Loan Center increased its interest in BLC-GP to 75% in February 1993 when the new minority partner in BLC-GP failed to obtain certain loans for the benefit of BLC-GP and to 88.2% in January 1995 when the minority partner failed to make capital contributions to BLC-GP. In September 1996, a wholly owned subsidiary of the Company acquired EBLC, Inc.'s remaining interest in BLC-GP for $380,000. In February 1997, BLC-GP transferred all of its assets to Business Loan Center, and entered into a new guaranty agreement with the SBA in the name of Business Loan Center.

Business Loan Center, Inc.

            Background. Business Loan Center, a Delaware corporation ("Business Loan Center"), is a Small Business Lending Company (defined as "Financial Institutions which are eligible to participate with the SBA and have executed participation agreements"), qualified to make, sell, and service loans to small businesses under the SBA 7(a) Guaranteed Loan Program.

            Business Loan Center's principal office is located at 919 Third Avenue, New York, New York, with branch offices in Richmond, Virginia, Panama City Beach and Orlando, Florida, Wichita, Kansas and Burlington, Vermont. Business Loan Center, through BLC Financial Network Inc., BLC Financial Network of Florida, Inc., and BLC Financial Network of Mid-America, Inc. (collectively referred to as "Loan Production Subsidiaries"), maintains non-exclusive relationships with loan referral specialists in numerous states throughout the United States for purposes of originating, packaging and servicing loans.

            The Guaranteed Loan Program. The SBA offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by qualified participating lenders such as Business Loan Center under the Guaranteed Loan Program.

            To qualify for an SBA-guaranteed loan, a small business must meet certain size criteria established by the SBA on an industry-by-industry basis, which include number of employees or volume of sales, and must show that the requested financing will be used for specific business purposes and cannot be obtained from the resources of the business, conventional financing sources or through the personal resources of the owners of the business. In evaluating a loan application, the SBA attaches importance to many factors including the character and reputation of the applicant and its principals, the experience and depth of management, the inherent stability of the business enterprise, the past earnings record, future prospects for the business, the long-range possibilities of successful operations, and the soundness of the loan purpose. Applications are rejected if there is not reasonable assurance that the loan can be repaid from the earnings of the business (based upon demonstrated or projected cash flows), or the applicant has sufficient equity to operate on a sound financial basis. The loan is typically secured by real estate collateral and may also include liens on inventory, machinery, equipment, and accounts receivable. Generally, the owners of 20% or more of the business are required to personally guarantee the repayment of the loan and may be required to pledge their personal assets.

            The SBA-guaranteed loans have maturities of up to 25 years depending on the intended use of the loan proceeds. Funds to be used for working capital purposes generally may not exceed a seven year maturity, while funds to be used for machinery and equipment generally have maturities of ten years. Funds to be used for leasehold improvements or the acquisition of land or building generally have maturities ranging from 15 to 25 years. Loan principal is amortized over the term of the loan. A participating lender is permitted to establish any legal and reasonable rate of interest, subject to maximum interest rates published by the SBA. Loans with maturities of seven years or more may bear a maximum allowable interest rate not exceeding 2-3/4% over the base rate. Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in the Wall Street Journal. In general, the loans made by Business Loan Center are made on an adjustable rate basis, bear the maximum allowable interest rate, and adjust on a quarterly basis.

            The SBA presently guarantees 80% of the loan amount in those cases where the aggregate sum of all loans (including the loan under consideration) made to a borrower and its affiliates under the Guaranteed Loan Program and related SBA-sponsored financial assistance programs does not exceed $100,000. The SBA's maximum guaranty percentage for loans in excess of $100,000 is 75% with a maximum guaranty dollar amount of $750,000. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than 10 years, and 85% for loans exceeding $155,000 with maturities equal to or less than

10 years. In consideration for the issuance of its guarantee, the SBA charges participating lenders a fee ranging from 3% to 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount. The participating lenders may, in turn, charge this fee to the borrower upon initial disbursement of the loan.

            The SBA has established three levels of lender participation within the Guaranteed Loan Program. Under the first level of lender participation, commonly known as "General Participation," each loan made under the Guaranteed Loan Program must be approved by the SBA. The second level of lender participation, commonly known as "Certified Lender Participation," is similar to the general participation in that the SBA must review the lender's credit analysis and independently approve the loan. The SBA's review, however, is expedited with completion, generally, within three business days. Lenders may apply to be designated as "Certified Lenders" after one year of lending activity and such status is granted at the discretion of the SBA. Business Loan Center has been granted such Certified Lender status in the State of New York. Under the third class of lender participation, known as "Preferred Lender Participation," the lender is granted the authority to approve the loan and issue a guaranty on behalf of the SBA without submitting the loan application for SBA review and approval, thereby expediting the lending process significantly. Business Loan Center has been granted Preferred Lender status in Virginia, Miami and Jacksonville, Florida, Atlanta, Georgia, Chicago and Springfield, Illinois, Denver, Colorado, St. Louis, Springfield and Kansas City, Missouri, Wichita, Kansas, Omaha, Nebraska, Des Moines and Cedar Rapids, Iowa, Albuquerque, New Mexico, Oklahoma City, Oklahoma, Little Rock, Arkansas and seven districts in Texas, including Houston, Dallas and Austin.

            The Lending Process. The lending process includes six stages: (i) Business Loan Center, through the Company's loan production subsidiaries, carefully scrutinizes and performs an in depth credit analysis for each eligible loan application, (ii) loan applications warranting further processing must then be approved by Business Loan Center's Loan Committee, (iii) the loan application is then forwarded to the SBA for its approval, when applicable, (iv) the loan then proceeds through the closing process, (v) the SBA-guaranteed portion of the loan is sold in the secondary market by Business Loan Center while the unguaranteed portion of the loan is retained by Business Loan Center to be potentially sold to an investor at a later pooling date, and (vi) Business Loan Center services the loan for its stated duration unless the loan must be liquidated at an earlier date.

            Sale in the Secondary Market. The SBA-guaranteed portions of loans are sold by Business Loan Center, on a non-recourse basis, in the secondary marketplace. Broker-dealer firms establish a secondary market by purchasing such portions of the loans from Business Loan Center and other participating lenders, either in pools or individually, and then reselling them, either in pools or individually, to banks, pension funds, institutions, or individual investors. The secondary market for the SBA-guaranteed portion of loans is active and provides an immediate source of funds enabling Business Loan Center to expand its loan portfolio. Normally, immediately prior to or upon closing a loan, Business Loan Center solicits bids from several broker-dealers who create and maintain the secondary market. There are numerous broker-dealers in this market and Business

Loan Center's ability to sell in the secondary market is not dependent on any one or several of such broker-dealers. During the fiscal year ended June 30, 1997 ("Fiscal Year 1997"), approximately 78% of Business Loan Center's loans were sold to one broker-dealer. The SBA facilitates the existence of this secondary market by maintaining a Fiscal and Transfer Agent (the "FTA") which maintains a central registration of all such loans sold in the secondary market and issues certificates representing fractional or undivided interests in SBA-approved pools consisting solely of SBA-guaranteed portions of loans for a fee charged to the holders of the SBA-guaranteed portions of loans. The FTA also acts as a central repository for funds collected on the SBA-guaranteed portion of loans and as a disbursement agent to distribute such funds to the purchasers in the secondary market.

            Business Loan Center is generally able to sell the SBA-guaranteed portions of its loans at a premium due to the lengthy maturity of the underlying loan and the normally superior rate of return as compared to other investment paper backed by the full faith and credit of the United States Government. The amount of the premium obtained by Business Loan Center is based upon the interest rate, the term of the loan, and the service fee to be received by Business Loan Center from the purchaser. As a result of changes to the program enacted by Congress in August 1993, Business Loan Center has been required to pay to the SBA one-half of any premium in excess of 10% on the sale of the SBA-guaranteed portion of the loans. Therefore, Business Loan Center typically caps premiums earned on the sale of loans in the secondary market at 10%, which results in increased servicing fees that are earned over the life of the loan. During Fiscal Year 1997, Business Loan Center obtained an average premium of approximately 10% on the sale of the SBA-guaranteed portion of their loans. The premium paid on loans that default prior to the third monthly payment must be repaid to the purchaser of the loan and cannot be recouped from the liquidation proceeds of the defaulted loan. If the borrower has made its first three monthly payments, subsequent default and/or liquidation of the loan would not require Business Loan Center to return to the purchaser any premium paid. Under certain limited circumstances, Business Loan Center may be liable, on loans that it originated, for losses incurred by the SBA. This contingency has been accounted for with respect to determining the adequacy of the allowance for credit losses.

            Once Business Loan Center sells the SBA-guaranteed portion of the loan in the secondary market, Business Loan Center services the loan for an annual fee. Although the fee is subject to negotiation, the regulatory minimum fee received by Business Loan Center for servicing these loans is equal to 1% of the principal amount of the SBA-guaranteed portion of the loan per annum. As a result of changes to the program enacted by Congress in October 1995, participating Lenders such as Business Loan Center are required to pay to the SBA a portion of the annual servicing fee it receives equal to 1/2 of 1% of the outstanding principal amount of the SBA-guaranteed portion of loans closed subsequent to October 12, 1995. Business Loan Center has obtained net servicing fees ranging from 1.00% to 2.62%, with an average service fee for loans originated during Fiscal Year 1997 of 2.01%.

            In addition to guaranteed loan sales, Business Loan Center has periodically sold participations in the unguaranteed portions of the loan portfolio at par while retaining an interest spread of between .75% and 1.75%. During Fiscal Year 1997, Business Loan Center sold participations in its unguaranteed loans approximating $5,874,000. Business Loan Center services the loans, including the collection of payments.

            Pursuant to a prior year's loan participation agreement, Business Loan Center is required to repurchase from the purchaser of participations in the unguaranteed portion of loans sold, any loans which are delinquent for more than 60 days or would substitute interest in another loan of equal value. During Fiscal Year 1997, two loans with an aggregate value of approximately $87,000 were repurchased.

            Revenues. Business Loan Center derives its revenues primarily from three sources: (1) interest earned on loans retained for its own account, (2) gain on the sale of the SBA-guaranteed portion and unguaranteed portion of loans, and (3) servicing fees paid and interest earned on the residual interest of the SBA-guaranteed portion of loans sold in the secondary market and servicing fees on the unguaranteed portion of loans sold. As a percentage of total revenues, these three sources have contributed the following percentages of Business Loan Center's total revenues for the fiscal years noted: 23%, 60%, and 11% for Fiscal Year 1997; 27%, 59%, and 11% for the year ended June 30, 1996; and 30%, 51%, and 17% for the year ended June 30, 1995.

            Loan Portfolio. At June 30, 1997, Business Loan Center serviced a loan portfolio consisting of 259 loans, in the approximate aggregate principal amount of $98,017,000. Of this amount, approximately $74,926,000 (76.4%) consisted of the SBA-guaranteed portion of these loans, and approximately $4,060,000(4.1%) consisted of the SBA-guaranteed portion of loans that had not as yet been sold or were sold pending settlement on the secondary market. Approximately $11,241,000 (11.5%) consisted of the unguaranteed portion of loans sold, while approximately $11,850,000 (12.1%) in unguaranteed loans was retained by Business Loan Center for its own account. The original principal amounts of these loans range from $25,000 to $1,300,000 and the contractual maturities range from 7 years to 25 years. At June 30, 1997, Business Loan Center's portfolio had a weighted average maturity of approximately 18 years. The interest rates on these loans are adjustable and substantially all are 2-3/4% over the prime rate.

            Of the 259 loans in Business Loan Center's portfolio at June 30, 1997, delinquent loans accounted for approximately $4,380,000, of which, approximately $539,000 represented Business Loan Center's proportionate share. Of Business Loan Center's share, delinquencies under 45 days totaled approximately $245,000, delinquencies between 46 and 90 days totaled approximately $142,000 and delinquencies greater than 90 days totaled approximately $152,000.

            Loans in Business Loan Center's portfolio at June 30, 1997, in liquidation accounted for approximately $7,511,000, of which, approximately $1,368,000 represented Business Loan Center's proportionate share. Of Business Loan Center's share, approximately $433,000 was serviced by the SBA.

            An estimation of the liquidating value of real estate collateral securing certain loans in liquidation is performed regularly based on recent evaluations of collateral. Other collateral, such as inventory, business equipment and accounts receivable, cannot be reliably evaluated until a final liquidation of such business occurs. The status of these loans varies on a case by case basis. All loans in liquidation are reviewed on a weekly basis to determine changes in status. Of the loans in liquidation, approximately 34% were in the restaurant industry, 15% in the wholesale/distribution industry and 13% in the entertainment industry. No other industry represented more than 10% of loans in liquidation. At June 30, 1997, Business Loan Center had allowances for credit loss and estimated future losses on loans sold of approximately $1,000,000 on its financial statements which incorporates management's assessment of these liquidating loans.

            Due to a variety of circumstances relating to the borrower's business or personal matters, certain loans made by Business Loan Center are repaid, in part or in their entirety, on an accelerated basis. These prepayments generally arise from excess cash generated by the borrower's operations, cash from the proceeds of the sale of the borrower's business or personal real estate or the liquidation of other business assets. During Fiscal Year 1997, Business Loan Center collected approximately $6,117,000 of loan prepayments of which approximately $646,000 represented Business Loan Center's proportionate share.

            At June 30, 1997, 66 proposed loans in the approximate aggregate principal amount of $50,901,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 32 proposed loans in the approximate aggregate principal amount of $18,116,000 were approved by Business Loan Center and awaiting submission to the SBA or waiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

            Service marks. The Company believes that the distinctive logo used by Business Loan Center is an important element of continued name recognition in the industry. The Business Loan Center logo which includes its name within a distinctive design was registered as a service mark on the Principal Register of the United States Patent and Trademark Office on August 10, 1993.

            Government Regulations. The level of SBA funding for the Guaranteed Loan Program is subject to the federal budgeting process for each fiscal year ending September 30 (each a "Federal Fiscal Year"). Accordingly, the availability of funds for SBA guarantees could increase or decrease each year. The federal budget for Federal Fiscal Year 1997 appropriated funds to permit approximately $10.3 billion under the Guaranteed Loan Program in which Business Loan Center participates as compared to $7.7 billion, $7.8 billion, and $8.2 billion of actual usage of funds for the Federal Fiscal Years ended 1996, 1995, and 1994, respectively.

            The qualification of a Small Business Lending Company, such as Business Loan Center, to participate in the Guaranteed Loan Program is subject to termination by the SBA based on objective criteria, at its election. Management of Business Loan Center has no reason to believe that its license to participate in the program will be terminated.

            SBA approval of loans is dependent, in part, upon the SBA's determination that Business Loan Center's facilities and personnel can adequately support the servicing of the loan. Accordingly, based upon the experience of its personnel and the present staffing of Business Loan Center in its offices in New York, New York, Panama City Beach and Orlando, Florida, Wichita, Kansas, Richmond, Virginia and Burlington, Vermont, Business Loan Center reasonably believes that it satisfies this criteria in the states in which it is currently operating.

            As a Small Business Lending Company, Business Loan Center's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended, Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act"), the Equal Credit Opportunity Act of 1974, as amended, the Fair Credit Reporting Act of 1970, as amended, Title IV of the Higher Education Act of 1965, as amended, the Fair Debt Collection Practices Act, as amended, and the Real Estate Settlement Procedures Act. In addition, Business Loan Center is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws). At present, Business Loan Center believes it is in material compliance with all applicable rules and regulations.


            Competition. The commercial lending business is highly competitive and Business Loan Center competes with many banks and other non-bank commercial lending institutions. Business Loan Center has derived its clients primarily from referrals from its representatives, loan referral specialists and employees and their contacts. The principal competitive factors in Business Loan Center's business are the loan terms offered to borrowers and the quality of service provided.

            Seasonality. Business Loan Center's business is not seasonal.

Acquisition of Southeastern First Financial Network, Inc.

            On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. ("BLC Network") acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. ("Southeastern"). Pursuant to the acquisition agreement, the Company issued 1,808,821 shares of its common stock to Robert C. McGee, Vice President and Director of the Company.

Loan Production Subsidiaries

            With Business Loan Center's representative network encompassing more than 25 states and continuously expanding, the Company recognized the need for an organized origination outlet to streamline loan production. Each of the Company's three loan production subsidiaries were established to coordinate and facilitate the loan origination activities for Business Loan Center, creating synergy within the Company's lending process. During Fiscal Year 1997, Business Loan

Center generated over 80% of its loan volume directly and indirectly, through loan referral specialists comprising the representative network. Generally, a loan referral specialist is compensated only after the closing of the loan. During the current fiscal year no loan specialist accounted for more than 20% of Business Loan Center's volume.

            BLC Financial Network, Inc., a Delaware corporation incorporated on April 17, 1995 ("BLC Network"), is a wholly-owned loan production subsidiary of BLC Financial Services, Inc. BLC Network focuses on the origination and underwriting of commercial loans throughout the eastern portion of the United States. BLC Network maintains operations from its corporate facilities in Richmond, Virginia.

            BLC Financial Network of Florida, Inc., a Delaware corporation incorporated on July 10, 1996 ("BLC Network - Florida"), is a wholly-owned loan production subsidiary of BLC Financial Network, Inc. BLC Network-Florida focuses on origination and underwriting of commercial loans in the six state areas of Louisiana, Mississippi, Tennessee, Alabama, Georgia and South Carolina, in addition to the Florida market. BLC Network - Florida maintains operations from its corporate facilities in Panama City Beach, Florida and its satellite office in Orlando, Florida.

            BLC Financial Network of Mid-America, Inc., a Kansas corporation incorporated on October 11, 1996 ("BLC Network - Mid-America"), is a wholly-owned loan production subsidiary of BLC Financial Network, Inc. BLC Network-Mid-America focuses on origination and underwriting of commercial loans in the central portion of the United States. BLC Network - Mid-America maintains operations from its corporate facilities in Wichita, Kansas.

Non-SBA Loan Subsidiary

            BLC Capital Corporation, a Delaware corporation incorporated on May 3, 1995 ("BLC Capital Corp."), was founded as a wholly-owned subsidiary of the Company. Its function has been to provide a facility which complements the Guaranteed Loan Program by originating, underwriting, closing, and servicing those loans which do not meet Business Loan Center's criteria under the SBA 7(a) Guaranteed Loan Program.

            Similar to the lending processes under the Guaranteed Loan Program, BLC Capital Corp. analyzes, underwrites, approves, closes and services loans submitted through this lending entity. Loan proceeds for those purposes which were not available through the Guaranteed Loan Program, such as loans which are primarily income producing real estate loans which are otherwise ineligible under the Guaranteed Loan Program, were accessible through BLC Capital Corp.'s lending program.

            Revenues generated by BLC Capital Corp. during Fiscal Year 1997 were earned from retained servicing fees on two loans in its portfolio as well as from commissions on loan referrals to outside financial institutions.

Financing Arrangements

            Current Facilities. During Fiscal Year 1997, the Company maintained a dual purpose bank line from Sterling National Bank & Trust Company of New York ("Bank") which provided financing of both the guaranteed and unguaranteed portion of loans made by the Company. Specifically, a $2,500,000 warehouse line of credit was made available by the Bank to fund the guaranteed portion of each new loan at an interest rate equal to 2.5% above the prime rate together with an administrative fee equal to 1/4 of 1% of each advance under the guaranteed line. In addition, the Bank line provided a financing line of $8,000,000 for funding of the unguaranteed portion of the loans made by the Company. Approximately $5,000,000 of this unguaranteed line bore an interest rate equal to 3% above the prime rate, while the remaining $3,000,000 line bore an interest rate of 1% above the prime rate. The $3,000,000 credit facility was subordinated to the $5,000,000 facility.

            In August 1997 the Company arranged for the Bank and Transamerica Business Credit Corporation ("Transamerica") to enter into an inter-creditor agreement pursuant to which the Bank assigned a portion of its funding obligations to Transamerica thereby increasing the funding available to the Company. As a result of the transaction Transamerica took over the funding of the unguaranteed portion of the Company's loans and increased the credit line with respect thereto to $25,000,000. The interest rate on this portion of the facility is 2% above prime. Transamerica was paid a commitment fee of 1% in connection with this loan. The Bank will continue to fund the guaranteed portion of the Company's loans and has increased its credit line with respect thereto to $8,000,000. The interest rate on this portion of the facility has been reduced to 1 1/4% over prime together with the 1/4 of 1% facility fee on each advance. See, "Consolidated Financial Statements Note 4."

            Acquisition of BLC-GP. The Company financed the acquisition of its interest in BLC-GP with the proceeds of a private placement (the "1990 Private Placement") of the Company's securities (the "Units"). The Company offered a minimum of four and a maximum of twelve Units in the 1990 Private Placement. Each full Unit was offered at $250,000 and consisted of a 13% one-year Secured Convertible Debenture ("13% Convertible Debenture") in the principal amount of $250,000 and a Warrant to purchase up to 114,436 shares of the Company's common stock at an exercise price of $.49 per share, subject to adjustment. On November 3, 1992, the Company issued a letter to its Debenture holders presenting several options for conversion of the principal and/or interest of the 13% Convertible Debentures at prices ranging from $.44 to $.49 per share. The holders of $1,601,000 principal amount of the 13% Convertible Debentures elected to convert their 13% Convertible Debentures (and interest accrued thereon) and the holders of the remaining $80,000 principal amount of the 13% Convertible Debentures outstanding elected to redeem their 13% Convertible Debentures (and accrued interest thereon) with the debt to be repaid in periodic installments. The final payment with respect to this debt was made in January 1996.

            Investment By Futuronics Corporation. Pursuant to an agreement dated November 24, 1992, between the Company and Futuronics Corporation, a New York corporation of which a majority of stock is held by affiliates of Robert Tannenhauser, a director and President of the

Company, the Company sold to Futuronics Corporation 2,272,727 shares of its Common Stock for an aggregate purchase price of $1,000,000. The Company registered the shares sold to Futuronics Corporation under the Securities Act of 1933.

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

Employees

            The Company, through its subsidiaries, currently employ 42 full-time and 1 part-time employees. Of these employees, 9 are employed in executive or managerial capacities, 11 are employed in administrative or clerical capacities, 10 are employed in loan servicing capacities and 13 are employed in loan processing and underwriting capacities. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

Item  2.    PROPERTIES.

            The Company, through its subsidiaries, currently leases office space in New York, New York, Burlington, Vermont, Richmond, Virginia, Panama City Beach and Orlando, Florida, and Wichita, Kansas. See "Consolidated Financial Statements - Note 8".

-----------------------------------------------------------------------------------------
                New York,   Richmond,   Wichita,   Panama City      Orlando,  Burlington,
                New York    Virginia    Kansas     Beach, Florida   Florida   Vermont
-----------------------------------------------------------------------------------------
Approximate     3,000 (1)   3,700       3,000      2,400            300         200
Square Footage
-----------------------------------------------------------------------------------------

(1) In January 1998, the New York office is scheduled to move to 645 Madison Avenue, New York, New York, the new space has approximately 5,800 square feet.

Item 3.     LEGAL PROCEEDINGS.

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On June 30, 1997 the Company held a Special Meeting (in Lieu of Annual Meeting) of Stockholders. Total shares voted - 12,675,009; number of proxies received - 275. Stockholders voted on and approved: (1) an amendment to the Certificate of Incorporation of the Company (the "Certificate of Incorporation") to adopt a "fair price" provision ; (2) an amendment to the Certificate of Incorporation to provide for the classification of the Board of Directors into three classes; (3) an amendment to the Certificate of Incorporation to require the consent of the holders of 75% of the stockholders to take action without a meeting of stockholders; (4) an amendment to the Certificate of Incorporation requiring the affirmative vote of the holders of 75% of the outstanding voting stock to amend, alter or repeal the By-laws and to allow the Board of Directors to amend, alter or repeal the By-laws without the consent of the Company's stockholders; (5) an amendment to the Certificate of Incorporation requiring the affirmative vote of the holders of 75% of the outstanding voting stock to amend, alter or repeal Proposals 1 through 4; (6) an amendment to the By-laws of the Company (the "By-laws") to require that special meetings of stockholders may be called only by the Board of Directors, the President or the Chairman of the Board; (7) an amendment to the By-laws to require that stockholders submit director nominations and other business to be considered at meetings of stockholders at least 90 days in advance of such meeting; (8) the election of seven directors; (9) alternative proposals to amend the Certificate of Incorporation to effect a one-for-two, one-for-three or one-for-five reverse stock split of the outstanding shares of common stock, par value $.01 per share, of the Company; (10) the adoption of the Amended 1995 Management Incentive Plan; and (11) the appointment of Richard A. Eisner & Company LLP as auditors of the Company for the current fiscal year ending on June 30, 1997.

Votes on the previous issues were cast in the following manner:

--------------------------------------------------------------------------------
                    Issue              For     Against    Abstain      Not Voted
--------------------------------------------------------------------------------
                        1       11,626,253      12,482      7,485      1,028,789
--------------------------------------------------------------------------------
                        2       11,593,707      52,196        317      1,028,789
--------------------------------------------------------------------------------
                        3       11,312,865     333,037        317      1,028,789
--------------------------------------------------------------------------------
                        4       11,269,430     301,463     75,327      1,028,789
--------------------------------------------------------------------------------
                        5       11,344,878     301,015        327      1,028,789
--------------------------------------------------------------------------------
                        6       11,342,871     303,021        328      1,028,789
--------------------------------------------------------------------------------
                        7       11,523,068     116,097      7,055      1,028,789
--------------------------------------------------------------------------------
8 - Election of Directors

          Peter D. Blanck       12,672,733       2,276

          Robert C. McGee       12,674,075         934

Kenneth S. Schwartz, M.D.       12,644,795      10,214

           Robert W. Wien       12,674,525         484

        Robert W. D'Loren       12,674,525         484

  Irwin E. Redlener, M.D.       12,665,243       9,776

   Robert F. Tannenhauser       12,669,723       5,286
--------------------------------------------------------------------------------
                        9       12,401,105     218,405     10,441         45,058
--------------------------------------------------------------------------------
                       10       11,411,513     224,263     10,444      1,028,789
--------------------------------------------------------------------------------
                       11       12,652,311      11,090     11,608              0
--------------------------------------------------------------------------------

                                   Part II.

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Common Stock was listed for trading in the over-the-counter market through the OTC Electronic Bulletin Board in October 1993 and is sporadically traded therein. The following table lists the range of high and low bid information, as reported by the National Quotation Bureau from January 1, 1995 through June 30, 1997.

                                                High Bid       Low Bid
                                                --------       -------
                      1997
                  Second Quarter                .875           .5625
                  First Quarter                 .65625         .5

                      1996
                  Fourth Quarter                .71875         .53125
                  Third Quarter                 .6875          .5
                  Second Quarter                .75            .3125
                  First Quarter                 .3125          .28125

                      1995
                  Fourth Quarter                .375           .28125
                  Third Quarter                 .375           .3125
                  Second Quarter                .375           .28125
                  First Quarter                 .375           .28125

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

            As of August 28, 1997, there were approximately 914 holders of record of the Common Stock.

Item 6.     SELECTED FINANCIAL INFORMATION.

            The following selected financial information should be read in conjunction with the financial statements included in this Report.

                                                Year Ended June 30,
                            ------------------------------------------------------------
                                1997        1996(1)      1995(1)     1994         1993

Summary of Operations:

Total revenues              $7,168,000   $4,997,000    $2,536,00  $1,571,000  $1,483,000

Income before
extraordinary item           1,702,000      553,000      142,000     150,000      31,000

Extraordinary item             245,000       91,000           --      25,000       6,000

Net Income                   1,947,000      644,000      142,000     175,000      37,000

Income per share
before extraordinary item          .10          .04          .01         .02         .00

Income per share
from extraordinary item            .01          .01           --          --          --

Net income per
share                              .11          .05          .01         .02         .00

As of June 30:

Total assets               $20,086,000  $10,983,000  $10,535,000  $6,691,000  $4,654,000

Total liabilities           12,896,000    5,657,000    7,274,000   4,277,000   2,926,000

Shareholders' equity         7,190,000    4,601,000    2,608,000   2,414,000   1,728,000

Shareholders' equity
per share                          .41          .27          .23         .21         .17

(1) Restated. See footnotes to "Consolidated Financial Statements."

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

            The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Liquidity and Capital Resources

            By actively engaging in commercial lending through its interest in Business Loan Center, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of its cash requirements is derived from existing capital and short and long-term borrowing.

            In Fiscal Year 1997, Business Loan Center funded the unguaranteed portion of loans it originated, as well as funded operating expenditures incurred during the period, primarily through bank financing, premium income received, servicing fee receipts, interest income collected, and funds received from the private sale of participations in certain unguaranteed loans.

            During Fiscal Year 1997, the Company maintained a dual purpose bank line from Sterling National Bank & Trust Company of New York ("Bank") which provided financing of both the guaranteed and unguaranteed portion of loans made by the Company. Specifically, the Bank provided the Company with a $2,500,000 warehouse line of credit to fund the guaranteed portion of each new loan at an interest rate equal to 2.5% above the prime rate together with an administrative fee equal to 1/4 of 1% of each advance under the guaranteed line. In addition, the Bank provided a financing line of $8,000,000 to fund the unguaranteed portion of the loans made by the Company. Approximately $5,000,000 of this unguaranteed line bore an interest rate equal to 3% above the prime rate, while the remaining $3,000,000 line bore an interest rate of 1% above the prime rate. The $3,000,000 credit facility was subordinated to the $5,000,000 facility.

            In August 1997, the Company arranged for the Bank and Transamerica Business Credit Corporation ("Transamerica") to enter into an inter-creditor agreement pursuant to which the Bank assigned a portion of its funding obligations to Transamerica thereby increasing the funding available to the Company. As a result of the transaction Transamerica took over the funding of the unguaranteed portion of the Company's loans and increased the credit line with respect thereto to $25,000,000. The interest rate on this portion of the facility is 2% above prime. Transamerica was paid a commitment fee of 1% in connection with this loan. The Bank will continue to fund the guaranteed portion of the Company's loans and has increased its credit line with respect thereto to $8,000,000. The interest rate on this portion of the facility has been reduced to 1-1/4% over prime together with the 1/4 of 1% facility fee on each advance.

            In addition to guaranteed loan sales, Business Loan Center has periodically sold participations in the unguaranteed portions of the loan portfolio at par while retaining an interest spread of between .75% and 1.75%. During Fiscal Year 1997, Business Loan Center sold participations in its unguaranteed loans approximating $5,874,000.

            At June 30, 1997, sales of the SBA guaranteed portions of loans in the aggregate amount of $2,950,000 were pending settlement in the secondary market, while $1,109,000 were construction loans pending construction and/or renovation completions. Upon the completion of these funding projects, participations in these loans may be sold in the secondary market, providing the Company with an immediate source of revenues. Subsequent to June 30, 1997, Business Loan Center received net cash proceeds of approximately $297,000 from those loans pending settlement at June 30, 1997.

            The credit facility, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the proceeds from periodic sales of undivided interests in the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enable the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements. Business Loan Center expects to be able to originate and fund at least $60,000,000 in new loans during the next fiscal year. However, there is no assurance Business Loan Center will be able to achieve this level.

Results of Operations

            General. Demand for long term commercial loans throughout the United States has continued to remain at substantially high levels over the last several years. The Guaranteed Loan Program has assisted participating lenders in providing record amounts of guaranteed loans over the past three federal fiscal years. Business Loan Center has contributed to the success of the Guaranteed Loan Program by originating loans in the principal amount of approximately $42,335,000 for the year ended June 30, 1997, resulting in a serviced loan portfolio approximating $98,017,000. By establishing an effective loan origination network along the entire length of the eastern seaboard of the United States and mid-western United States, Business Loan Center has positioned itself to achieve ongoing growth, both with respect to the amount of loans originated and the geographic area in which it operates. The origination network is currently comprised of loan referral specialists that service several broad geographic regions and provide customers with a variety of financial products.

            Management of Business Loan Center is sensitive to industry and geographical trends, including failure rates in various industries, general condition of local economies, and the resultant effect on businesses and real estate values. Generally, however, Business Loan Center's current lending pattern, both regarding industry and geographic location, has been extremely diverse. At June 30, 1997, businesses in approximately 96 distinct industries in approximately 26 different states received loans from Business Loan Center. The largest industry sectors in Business Loan Center's portfolio include: gasoline/service stations, approximating 7% of the aggregate loan portfolio; restaurants, approximating 17% of the aggregate loan portfolio; and, lodging, approximating 28% of the aggregate loan portfolio. No other industry represents more than 6% of the aggregate loan portfolio.

            Year Ended June 30, 1997 vs. Year Ended June 30, 1996. The Company recorded net income of $1,947,000 (or $.11 per share) for Fiscal Year 1997 as compared to net income of $644,000 (or $.05 per share) for the year ended June 30, 1996 ("Fiscal Year 1996"). Net income before provision for income taxes and extraordinary item ("Operating Income") was $1,675,000 for Fiscal Year 1997, as compared to $620,000 for Fiscal Year 1996. Net income before extraordinary gain was $1,702,000 (or $.10 per share) for Fiscal Year 1997, as compared to $553,000 (or $.04 per share) for Fiscal Year 1996. During Fiscal Year 1997, an extraordinary gain of $245,000 resulted from a compromise through partial repayment of a promissory note issued in connection with the acquisition of Business Loan Center from its predecessor in interest, as compared to an extraordinary gain of $91,000 during Fiscal Year 1996 that resulted from the forgiveness of accrued interest on outstanding debentures.

            Revenues for Fiscal Year 1997, which approximated $7,168,000, increased by 43% from Fiscal Year 1996 primarily due to higher gains on loan sales, servicing fee income, and interest income. This is directly attributable to (i) a 46% increase in the loan portfolio, which approximated $98,017,000 at June 30, 1997, as compared to approximately $ 67,021,000 at June 30, 1996 and
(ii) the recognition of gains on the sale of both guaranteed and unguaranteed loans approximating $4,333,000.

            Interest income increased from $1,335,000 for Fiscal Year 1996 to $1,666,000 for Fiscal Year 1997, or by approximately 25%. This resulted from a 55.6% increase in the unguaranteed loan portfolio held by Business Loan Center, which approximated $ 11,850,000 at June 30, 1997, as compared to $7,614,000 at June 30, 1996. At June 30, 1997, the average interest rate on Business Loan Center's total portfolio approximated 11%. During Fiscal Year 1997 Business Loan Center's base lending rate, the prime rate, increased from 8.25% to 8.50%.

            Service fee income, which increased by 43% from Fiscal Year 1996 , approximated $800,000 for Fiscal Year 1997. This increase directly resulted from the increased guaranteed loan portfolio which yielded servicing fees of between 1.0% to 2.62% per annum, as well as, service fees ranging from .75% to 1.75% on the sale of participations in the unguaranteed portions of the loans. With respect to the SBA-guaranteed loans sold in the secondary market, loans originated during Fiscal Year 1997 yielded an average service fee of 2.01%.

            Operating expenses in Fiscal Year 1997 increased by approximately 11% over Fiscal Year 1996. This increase can be attributed to the increase in salary and commission expenditures incurred in connection with the addition of the new loan production subsidiaries, which was partially offset by a decrease in the provision for credit loss during Fiscal Year 1997. The decrease in the provision is primarily due to the sale of participations in the non-guaranteed portion of loans on the secondary market without recourse, changes in the number of loans in liquidation, and management's assessment of the adequacy of the allowance for credit losses.

            General and administrative expenses in Fiscal Year 1997 approximated $1,267,000, an increase of 154% from Fiscal Year 1996, as the Company incurred greater costs in connection with the opening of new offices in Wichita, Kansas, Panama City Beach and Orlando, Florida.

            Interest expense rose approximately 10% from Fiscal Year 1996 to $975,000 in Fiscal Year 1997. This increase was directly attributable to Business Loan Center's increased borrowings under its bank line resulting from the continued growth in loan production activities during the fiscal year.

            Loans in the approximate aggregate principal amount of $42,335,000 were originated during Fiscal Year 1997, as compared to loans in the approximate aggregate principal amount of $18,455,000 for Fiscal Year 1996, representing a 129% increase in origination activities during the referenced periods. The SBA-guaranteed principal amount of the loans originated during Fiscal Year 1997 approximated $31,140,000 as compared to the aggregate SBA-guaranteed principal of $13,848,000 for the prior fiscal year. Of those loans originated and fully funded during Fiscal Year 1997, substantially all of the guaranteed portions were sold in the secondary market immediately subsequent to the full funding of each loan, at premium rates approximating 10%. Additionally, $5,874,000 in unguaranteed loan participations were sold during Fiscal Year 1997. These unguaranteed sales together with SBA-guaranteed sales resulted in gains on the sale of loans of $4,333,000 for Fiscal Year 1997, as compared to gains of $2,945,000 for the prior year's period.

            The loans receivable that remain in Business Loan Center's portfolio, as well as the guaranteed portions sold in the secondary market, are actively serviced through the collection efforts of Business Loan Center's staff. The number and aggregate principal amount of the loans in Business Loan Center's portfolio at the end of Fiscal Year 1997 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1996 as follows:

                                          YEAR ENDED 6/30/97                                YEAR ENDED 6/30/96
                                          ------------------                                ------------------

                               Total      Guaranteed     Ungteed.  # Loans       Total      Guaranteed     Ungteed.  # Loans
                               Amount       Amount        Amount                Amount        Amount        Amount

Performing Loans             86,127,000   65,265,000   20,862,000     216     57,083,000    44,798,000    12,285,000    180

Delinquent Loans              4,379,000    3,534,000      845,000      13      1,041,000       822,000       219,000      3

Loans in Liquidation          7,511,000    6,127,000    1,384,000      30      8,897,000     7,415,000     1,482,000     40
                             ----------   ----------   ----------      --     ----------    ----------   -----------    ---

Total Loans                  98,017,000   74,926,000   23,091,000     259     67,021,000    53,035,000    13,986,000    223
                             ==========   ==========                  ===     ==========    ==========                  ===

LESS:

Loans Sold                                             11,241,000                                          6,372,000

Allowance for Credit Losses                               901,000                                          1,230,000

Deferred Income & Other                                   501,000                                            523,000
                                                        ---------                                            -------

Loans Receivable Net                                    9,839,000                                          5,861,000
                                                       ==========                                          =========

            Loans for which interest and principal payments are due for a period greater than 31 days are categorized by Business Loan Center as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers often regain current status after a period of time.

            In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond 90 days past due, the loan may then be categorized as in "liquidation." After formal request is made by Business Loan Center or the FTA, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for a period of up to 120 days. In general, loans in liquidation are serviced through the efforts of Business Loan Center.

            Year Ended June 30, 1996 vs. Year Ended June 30, 1995. The Company recorded net income of $644,000 (or $.05 per share) for Fiscal Year 1996 as compared to net income of $142,000 (or $.01 per share) for the year ended June 30, 1995 ("Fiscal Year 1995"). Operating Income was $620,000 for Fiscal Year 1996, as compared to $298,000 for Fiscal Year 1995. Net income before extraordinary gain was approximately $553,000 (or $.04 per share) for Fiscal Year 1996, as compared to $142,000 (or $.01 per share) for Fiscal Year 1995. During Fiscal Year 1996, an extraordinary gain of $91,000 resulted from the forgiveness of accrued interest on the early redemption of debentures.

            Revenues for Fiscal Year 1996, which approximated $4,997,000, increased by 97% from Fiscal Year 1995 primarily to higher gains on sales of loans, servicing, and interest income. This is directly attributable to (i) a 20% increase in the loan portfolio, which approximated $67,021,000 at June 30, 1996, as compared to approximately $56,073,000 at June 30, 1995 and (ii) the increased volume of SBA-guaranteed loans originated and sold in the secondary market combined with the sale of participations in the unguaranteed loan portfolio during this fiscal year resulting in gains of approximately $2,945,000.

            Interest income in Fiscal Year 1996, despite decreases in Business Loan Center's base lending rate, the Prime rate, increased approximately 75% from Fiscal Year 1995. This increase is attributed to the growth in Business Loan Center's loan portfolio and to greater collection efforts of the Company's servicing staff.

            Service fee income increased from $432,000 for Fiscal Year 1995 to $560,000 for Fiscal Year 1997. This 29% increase directly resulted from the increased performing loan portfolio. Business Loan Center continues to earn servicing fees of between 1.00% and 2.62% per annum on those loans sold in the secondary market and through loan participations.

            Operating expenses in Fiscal Year 1996 increased 76% from Fiscal Year 1995 as a result of additional costs incurred for servicing of the increased loan portfolio, increased salary expenditures, and an increased provision for credit losses. The provision for credit losses was increased from $139,000 at June 30, 1995 to $809,000 at June 30, 1996. This increase in the provision for credit losses is primarily due to the increase during Fiscal Year 1996 of the aggregate of the unguaranteed loan portfolio, the loans sold with recourse, changes in the loans in liquidation and management's assessment of the adequacy of the allowance for credit losses.

            General and administrative expenses in Fiscal Year 1996 were approximately $498,000 as compared to $149,000 from Fiscal Year 1995, as a result of greater accounting, administrative, and legal costs associated with the acquisition of Southeastern First Financial Network, Inc.

            Interest expense of $889,000 for Fiscal Year 1996 increased approximately 153% from Fiscal Year 1995 due to the increased borrowing to meet loan demand.

            Loans in the approximate aggregate principal amount of $18,455,000 were originated during Fiscal Year 1996, as compared to loans in the approximate aggregate principal amount of $20,046,000 for Fiscal Year 1995, representing approximately an 8% decrease in origination activities during the referenced periods. The decrease in loan originations from Fiscal Year 1995 to Fiscal Year 1996 was attributable to administrative actions taken by the SBA in the Guaranteed Loan Program. In January 1995, the SBA temporarily limited the maximum loan amount to $500,000 with a maximum guaranty of 75%, or $375,000, and in May 1995 prohibited existing debt refinancing with guaranteed dollars. Both actions remained in effect until October 1995. The SBA-guaranteed principal amount of the loans originated during Fiscal Year, 1996 approximated $13,848,000, as compared to the aggregate SBA-guaranteed principal of $15,481,000 for the Fiscal Year 1995. Of those loans originated and fully funded during Fiscal Year 1996, substantially all were sold in the secondary market immediately subsequent to the closing of each loan, at premium rates that ranged from 6% to 10%, resulting in gains on the sale of loans of $2,945,000 for Fiscal Year 1996, as compared to gains of $1,292,000 for the prior year's period. A portion of the gross gains has been deferred for both periods in accordance with generally accepted accounting principles.

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

                                          YEAR ENDED 6/30/96                                   YEAR ENDED 6/30/95
                                          ------------------                                   ------------------

                               Total      Guaranteed     Ungteed.   #  Loans        Total      Guaranteed      Ungteed.    # Loans
                               Amount        Amount       Amount    --------       Amount         Amount        Amount     --------
                               ------        ------       ------                   ------         ------        ------

 Performing                  57,083,000    44,798,000   12,285,000      180      45,521,000     36,491,000     9,030,000      159
      Loans

 Delinquent                   1,041,000       822,000      219,000        3         524,000        445,000        79,000        2
      Loans

   Loans in                   8,897,000     7,415,000    1,482,000       40      10,028,000      8,417,000     1,611,000       44
                              ---------     ---------    ---------       --      ----------      ---------     ---------       --
Liquidation

Total Loans                  67,021,000    53,035,000   13,986,000      223      56,073,000     45,353,000    10,720,000      205
                             ==========    ==========                   ===      ==========     ==========                    ===

LESS:

Participations Sold                                      6,372,000                                                     0

Allowance for Credit Losses                              1,338,000                                               710,000

Deferred Income & Other                                    523,000                                               810,000
                                                           -------                                               -------

Loans Receivable Net                                    $5,753,000                                            $9,200,000
                                                        ==========                                            ==========

            Loans for which interest and principal payments are due for a period greater than 31 days are categorized by Business Loan Center as "delinquent." Delinquent loans generally result from various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers often regain current status after a period of time.

            In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond 90 days past due, the loan may then be categorized as in "liquidation." After formal request is made by Business Loan Center or the FTA, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for a period of up to 120 days. In general, loans in liquidation are serviced through the efforts of Business Loan Center.

Item 8.    Financial Statements and Supplementary Data

            The financial statements located in Item 14(a)(1) and (2) are included in this report of page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

           None

                                  Part III

Item 10.   Directors, Executive Officers and Key Employees

            The directors and executive officers of the Company, their ages and present positions held in the Company are as follows:

------------------------------------------------------------------------------------------------
Name                 Age   Positions           Director Since   Officer Since     Year Term Will
                                                                                  Expire
------------------------------------------------------------------------------------------------
Robert F.            52    President &         September 1986   September 1986    2000
Tannenhauser(1)            Chairman of the
                           Board
------------------------------------------------------------------------------------------------
Robert C.            61    Vice President &    February 1996    February 1996     1998
McGee(1)                   Director
------------------------------------------------------------------------------------------------
Peter D.             40    Director            June 1993        N/A               2000
Blanck(1)(2)(3)
------------------------------------------------------------------------------------------------
Robert W.            39    Director            June 1997        N/A               1998
D'Loren(3)
------------------------------------------------------------------------------------------------
Irwin E. Redlener,   53    Director            June 1997        N/A               1999
M.D.(2)
------------------------------------------------------------------------------------------------
Kenneth S.           52    Director            June 1997        N/A               1999
Schwartz, M.D.(3)
------------------------------------------------------------------------------------------------
Robert W. Wien(2)    46    Director            June 1997        N/A               1998
------------------------------------------------------------------------------------------------
Jennifer M. Napier   26    Treasurer           N/A              February 1996     N/A
------------------------------------------------------------------------------------------------
David I. Redlener    29    Secretary           N/A              June 1997         N/A
------------------------------------------------------------------------------------------------

(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee
------------------------------------

            Each director holds office, for the term limit set forth above, until the annual meeting of the Company's shareholders and until his successor shall have been elected and qualified. Since the Company's reorganization, annual meetings of its shareholders were held in September 1990, June 1993 and June 1997. Each of the executive officers serves at the pleasure of the Board of Directors.

            Robert F. Tannenhauser was of counsel to the law firm of Hall Dickler Kent Friedman & Wood, LLP. from January 1992 until February 1995. From March 1990 to December 1991 he was of counsel to the law firm of Graubard Mollen Horowitz Pomeranz & Shapiro. Prior to March 1990 he was partner in the law firm of Rosenfeld Fischbein Bernstein & Tannenhauser. Mr. Tannenhauser became full time employee of Business Loan Center in March 1995. Additionally, Mr. Tannenhauser serves as a Director of the Children's Health Fund, together with Dr. Redlener.

            Robert McGee was President and owner of Southeastern First Financial, Inc. ("Southeastern First"), an originator of commercial and SBA loans, from 1991 to 1995. After selling Southeastern First, Mr. McGee formed Southeastern First Financial Network, Inc., also an originator of commercial and SBA loans, which was subsequently acquired by the Company. See "Business of the Company - Acquisition of Southeastern First Financial Network, Inc."

            Peter Blanck has been as a Professor of Law since May 1993, and as an Associate Professor of Law from July 1991 to April 1993, with the University of Iowa College of Law. Since February 1992, Mr. Blanck has been a director and the President of Futuronics Corporation. Mr. Blanck is the brother-in-law of Robert F. Tannenhauser.

            Robert W. D'Loren has been self-employed for the last 11 years and currently conducts business in a company known as D'Loren, Levien & Company, LLC. This company provides investment banking services to the mortgage and asset-backed industry. Prior to forming his own company in 1986, Mr. D'Loren served as manager in the accounting firm of Deloitte Touche.

            Irwin Redlener is currently Director of the Division of Community Pediatrics and Associate Professor of Pediatrics at the Albert Einstein College of Medicine, Montefiore Medical Center. Dr. Redlener has served as Associate Attending Pediatrician at Montefiore Medical Center in New York since 1990. Dr. Redlener is President and Director of The Children's Health Fund, a not-for-profit foundation developed to support health care for homeless and medically under served children.

            Kenneth S. Schwartz is currently Vice President of Complete Management, Inc. in Jefferson Valley, New York. From 1996 to present, Dr. Schwartz served as Chief Executive Officer of Advanced Alliance Management Corporation and Director of Radiology at St. Francis Hospital in New York. Since 1995, Dr. Schwartz has been Systems Director of Radiology and Imaging Associates, P.C. From 1981 to 1995, Dr. Schwartz served as a Director of Radiology at Hudson Valley Hospital, a Director of Northern Metropolitan Radiology Associates, and a Medical Director at Putnam Hospital Center in Carmel, New York.

            Robert W. Wien has served as Managing Director and Director of Mergers and Acquisitions at Josephthal, Lyon & Ross, Incorporated since May 1996. From July 1994 to May 1996, Mr. Wien held the position of Director of Corporate Finance and Real Estate Advisory Services at Coopers & Lybrand, LLP. Additionally, Mr. Wien served as Senior Vice President of Investment Banking at Dean Witter Reynolds, Inc. from April 1987 to June 1994.

            Jennifer Napier served as Assistant Secretary of the Company from February 1996 to June 1997 and was subsequently elected Treasurer in June 1997. From June 1994 until the present, Ms. Napier has been employed by Business Loan Center. Ms. Napier graduated with a degree in Accounting from San Diego State University and is currently pursuing a Masters degree in Finance.

            David Redlener was elected Secretary of the Company in June 1997. From September 1994 until December 1996 Mr. Redlener was employed as an Assistant District Attorney in the County of the Bronx, New York. Currently, Mr. Redlener is employed as Counsel to the Business Loan Center. Mr. Redlener graduated with a degree in Economics from Hunter College and earned his law degree from Saint Louis University School of Law in May 1994. Mr. Redlener is the son of Dr. Irwin Redlener, Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF
THE SECURITIES EXCHANGE ACT OF 1934

            Jennifer M. Napier, Treasurer of the Company made a late filing on August 7, 1997 on a report required by Section 16(a) of the Exchange Act of 1934, covering the transaction or event in the Company's common stock.

Item 11.   Executive Compensation.

Board of Directors Report on Executive Compensation

            The Board of Directors of the Company traditionally performs the functions of a compensation committee, including the review and approval of compensation and terms of employment for all officers and those employees of the Company and its subsidiaries. The members of the Board of Directors at June 30, 1997 were Robert F. Tannenhauser, Robert C. McGee, Peter D. Blanck, Robert W. D'Loren, Irwin E. Redlener, M.D., Kenneth S. Schwartz, M.D. and Robert W. Wien. Peter Blanck, Robert D'Loren and Kenneth Schwartz were appointed to the Compensation Committee of the Board of Directors of the Company.

            The Company's executive compensation is intended to reward, retain and motivate management. The primary component of compensation has been base salary. However, for certain of the most senior executives, compensation packages now include stock-based long-term incentive rewards (the "Awards"). The grant of these Awards is intended to align the interests of the Company's most senior executives to improve the Company's long-term business position and performance. No awards were made to the Chief Executive Officer and the other executive officers of the Company in 1997. The Board of Directors believes that the Company's executive compensation arrangements are reasonable in light of the needs of the Company, competitive compensation levels and the goals of retention and motivation of management.

            In determining salary levels for the executive officers, primary consideration is given to each executive's level of responsibility and individual performance.

Compensation Committee Interlocks and Insider Participation

            The Board of Directors of the Company traditionally performs the functions of a compensation committee, including the review and approval of compensation and terms of employment for all officers and those employees of the Company and its subsidiaries.

            Certain members of the Company's Board of Directors also served as officers of the Company in 1997. Specifically, Robert F. Tannenhauser served as President and Robert C. McGee served as Vice President.

Performance Graph

The following is a tabular version of a Plot Point Graph to be included in the Annual Report.

Plot Points                                 6/30/94  6/30/95  6/30/96    6/30/97
-----------                                 -------  -------  -------    -------

BLC Financial Services, Inc. ...........     $100.0    $70.5   $117.6   $164.72
Peer Group Index .......................      100.0    122.4    178.3    241.32
Russell 2000 Index .....................      100.0    120.0    148.9    173.21

           The following table sets forth all plan and non-plan compensation paid to the named individual for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended June 30, 1997. The following salaries and/or benefits are presently payable pursuant to employment agreements. See "Certain Relationships and Related Transactions".

                           SUMMARY COMPENSATION TABLE
                           --------------------------

--------------------------------------------------------------------------------
Name and Principal Position   Year     Annual Compensation             Options
--------------------------------------------------------------------------------
                                       Salary       Bonus    Other
                                       ------       -----    -----

Robert F. Tannenhauser        1997     $207,411(1)    0         0        0

President and Director        1996     $150,997(1)    0         0        0

                              1995     $37,198(1)     0         0        450,000
--------------------------------------------------------------------------------
Robert C. McGee               1997     $200,000       0         0        0

Vice President and Director   1996     $209,022       0         0        187,475

                              1995     N/A                               N/A
--------------------------------------------------------------------------------

1     Includes premiums for excess health insurance.

            There were no options granted to executive officers within the fiscal year ending June

30, 1997.

            Non-Qualified Stock Option Agreements were authorized on June 30, 1997 whereby certain Directors are to receive 20,000 options to purchase Common Stock at an exercise price of $.90, all of which are exercisable immediately or at any time prior to June 30, 2002 as well as $1,000 per meeting of the Board of Directors. The Directors covered under the above referenced compensation package include: Robert W. D'Loren, Irwin E. Redlener, M.D., Kenneth S. Schwartz, M.D. and Robert W. Wien.

            The Company entered into employment agreements with Robert F. Tannenhauser and Robert C. McGee on February 5, 1996.

            Robert F. Tannenhauser. Robert F. Tannenhauser's employment agreement provides that he shall be employed as President and Chairman of the Board of the Company and as Chief Executive Officer of Business Loan Center through January 15, 2001 at an annual gross salary of $200,000. Mr. Tannenhauser is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees.

            The agreement shall automatically renew for successive one-year periods until the Company registers the shares of Common Stock held by Mr. Tannenhauser under the Securities Act and lists the Common Stock for trading on Nasdaq, The American Stock Exchange ("AMEX") or another recognized securities exchange. Thereafter, the agreement shall automatically renew for additional successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

            The agreement obliges the Company to pay to Mr. Tannenhauser the greater of $200,000 or his annual gross salary if (i) Mr. Tannenhauser's employment is terminated for any reason other than his death or disability, (ii) the agreement is not renewed by Business Loan Center or (iii) Mr. Tannenhauser terminates the agreement due to a reduction in Mr. Tannenhauser's salary or benefits or the diminution of his responsibility, authority or status as chief executive.

            Robert C. McGee. Robert C. McGee's employment agreement provides that he shall be employed as Vice President of the Company, a Managing Partner of Business Loan Center and President and Chief Executive Officer of BLC Network through January 15, 2001 at an annual gross salary of $200,000.

            Mr. McGee was also issued warrants to purchase 187,475 shares of Common Stock at an exercise price of $.60, all of which are exercisable immediately or at any time prior to November 5, 2000. Mr. McGee is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees.

            The agreement shall automatically renew for successive one-year periods until the Company registers the shares of Common Stock held by Mr. McGee under the Securities Act and lists the Common Stock for trading on Nasdaq, AMEX or other recognized securities exchange. Thereafter, the agreement shall automatically renew for additional successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

            The agreement obliges the Company to pay to Mr. McGee the greater of $200,000 or his annual gross salary if (i) Mr. McGee's employment is terminated for any reason other than his death or disability, (ii) the Agreement is not renewed by Business Loan Center or (iii) Mr. McGee terminates the agreement due to a reduction in Mr. McGee's salary or benefits or the diminution of his responsibility, authority or status as Chief Executive Officer of BLC Network.

            The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1997 by the named individual, along with the year-end value of unexercised options:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

------------------------------------------------------------------------------------------------------
Name                       Shares Acquired on   Value Realized  Number of     Value of Unexercised In-
                           Exercise                             Unexercised   The-Money Options at
                                                                Options at    6/30/97(1)
                                                                6/30/97(1)
------------------------------------------------------------------------------------------------------
Robert F. Tannenhauser     140,000              $59,500         481,857       $204,789(2)
------------------------------------------------------------------------------------------------------
Robert C. McGee            0                    0               187,475       $51,556(2)
------------------------------------------------------------------------------------------------------

(1) All options are exercisable; there were no unexcercisable options at June 30, 1997
(2) The value realized equals the market value of the common stock at June 30, 1997 (Closing Bid) of $0.875 minus the exercise price.
--------------------

      Reference is made to the section of this Report entitled "Certain Relationships and Related Transactions" for a description of options granted to certain executive officers, fees paid to entities that are affiliated with certain executive officers, and a description of the employment agreements with certain executive officers.

Indemnification of Directors and Officers

            Section 102(b)(7) of the General Corporation Law of the State of Delaware grants corporations the right to limit or eliminate the personal liability of their directors in certain circumstances and in accordance with the provisions therein set forth. Article 7 of the Company's Amended and Restated Certificate of Incorporation provides for the elimination of personal liability of a Director to the Corporation or its stockholders for monetary damages for the breach of the Director's fiduciary duty to the full extent allowable under
Section 102 (b) (7).

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            The following table sets forth certain information as of August 28, 1997 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Rule 13d-3") based upon information furnished by the persons listed or known to the Company. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

Name and Address of                       Amount and Nature  Percent of
Beneficial Owner                          of Beneficial      Class
                                          Ownership
--------------------------------------------------------------------------------
Futronics Corporation                     3,109,964(1)       17.4%
3652 Forest Gate Drive, N.E
Iowa City, Iowa 52240
--------------------------------------------------------------------------------
Peter D. Blanck                           3,576,132(2)(3)    20.0%
University of Iowa, College of Law
Iowa City, Iowa 52241
--------------------------------------------------------------------------------
Richard Blanck                            3,501,130(3)(4)    19.6%
9 Hickory Road
Manhasset Hills, New York 11040
--------------------------------------------------------------------------------
Robert W. D'Loren                         -0-                *
72 Woodland Drive
Oyster Bay Cove, NY 11771
--------------------------------------------------------------------------------
Robert C. McGee                           1,996,296(5)       11.4%
204 Oxford Circle East
Richmond, Virginia 23221
--------------------------------------------------------------------------------
Jennifer M. Napier                        75,000             *
50 West 72nd Street
New York, New York 10023
--------------------------------------------------------------------------------
David I. Redlener                         15,000             *
50 West 72nd Street
New York, New York 10023
--------------------------------------------------------------------------------
Irwin E. Redlener                         -0-                *
11 Alfred Lane
New Rochelle, New York 10804
--------------------------------------------------------------------------------
Diane Rosenfeld                           1,130,597(6)        6.4%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Kenneth S. Schwartz                       6,525               *
284 Guard Hill Road
Bedford, New York 10506
--------------------------------------------------------------------------------
Carol Tannenhauser                        5,597,861(3)(7)     30.5%
210 East 68th Street
New York, New York 10021
--------------------------------------------------------------------------------
Robert F. Tannenhauser                    5,597,861(7)        30.5%
210 East 68th Street
New York, New York 10021
--------------------------------------------------------------------------------
Robert W. Wien                            20,000              *
24 James Road
Mount Kisco, New York 10549
--------------------------------------------------------------------------------
All Directors and officers                11,286,814 (8)      47.1%
    as a group (nine persons)
--------------------------------------------------------------------------------

* Owns less than 1% of the outstanding shares of Common Stock

(1)   Includes (a) 2,609,964 shares owned directly by Futuronics Corporation and
      (b) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation. Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are officers and directors of Futuronics Corporation.

(2) Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are siblings. Each disclaims beneficial ownership of the shares owned by the others.

(3) Includes (a) 85,737 shares owned directly by Peter D. Blanck, (b) 128,601 shares deemed owned by Peter D. Blanck as custodian for his three children, (c) 75,000 shares underlying options owned by Peter D. Blanck,
      (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Peter D. Blanck is a Trustee and Beneficiary, (e) 2,609,964 shares owned by Futuronics Corporation of which Peter D. Blanck is an officer and director, and (f) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which Peter D. Blanck is an officer and director.

(4) Includes (a) 107,168 shares owned directly by Richard Blanck, (b) 107,168 shares deemed owned by Richard Blanck as custodian for his two children,
      (c) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Richard Blanck is a Trustee and Beneficiary, (d) 2,609,964 shares owned by Futuronics Corporation of which Richard Blanck is an officer and director, and (e) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which Richard Blanck is an officer and director.

(5) Includes (a) 1,808,821 shares owned directly by Robert C. McGee and (b) 187,475 shares that may be acquired upon the exercise of certain warrants owned by Robert C. McGee.

(6) Includes (a) 690,710 shares directly owned by Diane Rosenfeld, (b) 4,013 shares directly owned by Eric Rosenfeld, the spouse of Ms. Rosenfeld, (c) 342,500 shares underlying options owned by Diane Rosenfeld, and (d) 93,374 shares that may be acquired upon the exercise of Warrants owned by Diane Rosenfeld.

(7) Includes (a) 171,468 shares owned directly by Robert F. Tannenhauser, (b) 1,325,408 shares directly owned by Carol Tannenhauser, the spouse of Robert F. Tannenhauser, (c) 107,168 shares deemed owned by the spouse of Robert F. Tannenhauser as custodian for their two children, (d) 2,609,964 owned by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director, (e) 176,830 shares owned by Trust created under the Will of Albert Blanck under which the spouse of Robert
      F. Tannenhauser is Trustee and Beneficiary, (f) 481,857 shares underlying options owned by Carol Tannenhauser, (g) 500,000 shares that may be acquired upon the exercise of Warrants by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director,
      (h)112,583 shares owned by David Tannenhauser, the son of Robert F. Tannenhauser and (i) 112,583 shares held in a custodial account for the benefit of Emily Tannenhauser, the daughter of Robert F. Tannenhauser and of which Robert F. Tannenhauser is custodian. Each of Carol Tannenhauser and Robert F. Tannenhauser share voting and dispositive power of such shares.

(8) Represents shares beneficially owned pursuant to Rule 13d-3 by Mr. Tannenhauser, a Director and President of the Company, Mr. McGee, a Director and Vice President of the Company, Ms. Napier, Treasurer of the Company, Mr. Redlener Secretary of the Company, Messrs. D'Loren, Blanck and Wien and Drs. Redlener and Schwartz, directors of the Company. The shares deemed beneficially owned by Robert F. Tannenhauser and Peter D. Blanck through Futuronics Corporation and Trust created under the Will of Albert Blanck have been added only once to the total shares owned by officers and directors as a group.

Item 13.    Certain Relationships and Related Transactions.

      Since June 30, 1992, various members of the immediate family and affiliates of Robert F. Tannenhauser have made available funds to Business Loan Center for the purpose of originating loans. In exchange for extending such loans, Business Loan Center paid interest to the person or entities funding such loans during Fiscal Years 1995, 1996 and 1997. For those periods, Business Loan Center incurred interest expense relating to such individuals in the aggregate amounts of $157,000, $130,000, and $24,000, respectively. The maximum amounts outstanding for these loans during the periods in question were $2,594,000, $2,108,000, and $1,800,000, respectively.

            The Company has negotiated a line of credit and entered into a loan participation agreement and a securitization arrangement with a certain financial institution introduced to the Company by Robert W. D'Loren, a Director of the Company. In connection with such arrangements, D'Loren, Levin & Company, LLC, a limited liability company of which Mr. D'Loren is a member, received an initial fee of $50,000 and in August 1997, received an additional fee of $75,000 upon the closing of such line of credit and securitization arrangements.

            On April 1, 1997, the Company entered into an employment agreement with R. Matthew McGee whereby Mr. McGee shall be employed as a consultant for BLC Capital Corp. through March 31, 2002 at an annual gross salary of $136,000. Mr. McGee is entitled to participate in all plans established from time-to-time on the same basis as all other employees.

            During Fiscal Year 1996 the Company entered into employment agreements with two executive officers. See "Item 11-Executive Compensation".

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

            Reports of Independent Auditors................................. F-2
            Consolidated Balance Sheets at June 30,
              1997 and 1996................................................. F-3
            Consolidated Statements of Income --
              Years ended June 30, 1997, 1996 and
              1995.......................................................... F-4
            Consolidated Statements of Changes in
              Shareholders' Equity -- Years ended
              June 30, 1996, 1995 and 1994.................................. F-5
            Consolidated Statements of Cash Flows --
              Years ended June 30, 1997, 1996 and
              1995  ........................................................ F-6
            Notes to Consolidated Financial Statements...................... F-7

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore, have been omitted.

            (a)(3)  Exhibits Filed
            See Exhibit Index beginning on page __ of this Report.

            (b)  Reports on Form 8-K
            The Company filed one Report on Form 8-K during the fiscal year ending on June 30, 1997. On May 12, 1997, Business Loan Center, a wholly-owned subsidiary of the Company, sold a participation in its loan portfolio to a private financial investor.

            (c)  Exhibits
            See Item 14(a)(3) above.

            (d)  Financial Statement Schedules

            The financial statement schedules required to be filed pursuant to this Item 14(d) are listed above under Items 14(a)(1) and (2).

                          BLC FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 and 1996

BLC FINANCIAL SERVICES, INC.

Contents
                                                                           Page

Independent Auditors' Report                                                F-2

Consolidated Financial Statements
   Balance sheets                                                           F-3
   Statements of income                                                     F-4
   Statements of changes in shareholders' equity                            F-5
   Statements of cash flows                                                 F-6
   Notes to financial statements                                            F-7

[LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
BLC Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of BLC Financial Services, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BLC Financial Services, Inc. and subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.

As described in Note 5, the financial statements for 1996 and 1995 have been restated to reflect a correction in accounting for certain income tax benefits.


/s/ Richard A. Eisner & Company, LLP

September 12, 1997
Florham Park, New Jersey

BLC FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

                                                                                             June 30,
                                                                                       1997             1996
============================================================================================================
ASSETS
   Loans receivable - net                                                       $ 9,839,000      $ 5,861,000
   Loans held for sale                                                            1,109,000        2,324,000
   Cash                                                                             803,000          493,000
   Accounts receivable - loans sold                                               3,247,000
   Accounts and other receivables                                                   282,000          259,000
   Prepaid expenses                                                                 218,000
   Furniture and equipment, net of accumulated depreciation of $211,000 in
     1997; $142,000 in 1996                                                         344,000          159,000
   Servicing assets                                                               1,972,000        1,479,000
   Residual interests                                                               952,000
   Deferred income taxes                                                          1,037,000          340,000
   Security deposits                                                                  3,000           22,000
   Deferred financing costs, net of accumulated amortization of $47,000 in
     1997; $31,000 in 1996                                                          280,000           46,000
------------------------------------------------------------------------------------------------------------
                                                                                $20,086,000      $10,983,000
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
     Notes payable                                                              $ 8,770,000      $ 3,704,000
     Accrued expenses                                                               422,000          361,000
     Due to participants                                                            524,000
     Allowance for estimated future losses on loans sold                             99,000          108,000
     Due to affiliates                                                            2,594,000          628,000
     Debt                                                                           156,000          590,000
     Customer deposits                                                              331,000          266,000
------------------------------------------------------------------------------------------------------------
           Total liabilities                                                     12,896,000        5,657,000
------------------------------------------------------------------------------------------------------------
   Minority interest                                                                      -          725,000
------------------------------------------------------------------------------------------------------------
   Commitments and contingencies (Note 8)
   Shareholders' equity:
     Preferred stock, $.10 par value:
       Authorized - 2,000,000 shares, issued and outstanding - none
         Common stock, $.01 par value:
       Authorized - 35,000,000 shares, issued and outstanding 17,341,243
         in 1997 and 16,882,052 in 1996                                             173,000          169,000
     Additional paid-in capital                                                   7,391,000        6,843,000
     Accumulated deficit                                                           (464,000)      (2,411,000)
     Unrealized gain on residual interests (net of income taxes of $10,000)          90,000
------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                             7,190,000        4,601,000
------------------------------------------------------------------------------------------------------------
                                                                                $20,086,000      $10,983,000
============================================================================================================


See notes to financial statements                                            F-3

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Income

                                                                             Year Ended June 30,
                                                                      1997             1996           1995
==========================================================================================================
Revenues:
   Interest income                                            $ 1,666,000       $1,335,000      $  762,000
   Gain on sale of loans                                        4,333,000        2,945,000       1,292,000
   Service fee income                                             800,000          560,000         432,000
   Miscellaneous                                                  369,000          157,000         350,000
----------------------------------------------------------------------------------------------------------
                                                                7,168,000        4,997,000       2,536,000
----------------------------------------------------------------------------------------------------------
Expenses:
   Operating costs                                              3,249,000        2,918,000       1,662,000
   General and administrative                                   1,267,000          498,000         149,000
   Interest                                                       975,000          889,000         352,000
----------------------------------------------------------------------------------------------------------
                                                                5,491,000        4,305,000       2,163,000
----------------------------------------------------------------------------------------------------------
Equity of minority interest in income of subsidiary                 2,000           72,000          75,000
----------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxes
   and extraordinary item                                       1,675,000          620,000         298,000
Provision (benefit) for income taxes                              (27,000)          67,000         156,000
----------------------------------------------------------------------------------------------------------
Income before extraordinary item                                1,702,000          553,000         142,000
Extraordinary gain - forgiveness of debt
  (net of income taxes of $27,000 in 1997 and
   $14,000 in 1996)                                               245,000           91,000
----------------------------------------------------------------------------------------------------------
Net income                                                     $1,947,000        $ 644,000       $ 142,000
==========================================================================================================

Earnings per share:
   Income before extraordinary item                              $.10               $.04            $.01
   Extraordinary item                                            $.01               $.01
----------------------------------------------------------------------------------------------------------
   Net income                                                    $.11               $.05            $.01
==========================================================================================================
Weighted average number of common shares
   outstanding and common stock equivalents                    18,232,857       14,361,462      11,747,194
==========================================================================================================


See notes to financial statements                                            F-4

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders' Equity

                                                                                                          Unrealized
                                                         Common Stock          Additional                  Gain on
                                                      Number                    Paid-in     Accumulated    Residual
                                                     of Shares    Amount        Capital       Deficit      Interests         Total
====================================================================================================================================

Balance, June 30, 1994                              11,369,527  $114,000       $5,498,000   $(3,197,000)                 $2,415,000
Costs in connection with registration statements                                  (51,000)                                  (51,000)
Common stock issued in the pooling of interests      1,808,821    18,000          (18,000)
Pre-confirmation net operating loss utilization                                   102,000                                   102,000
Net income                                                                                      142,000                     142,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                              13,178,348   132,000        5,531,000    (3,055,000)                  2,608,000
Issuance of common stock                             3,703,704    37,000          963,000                                 1,000,000
Pre-confirmation net operating loss utilization                                   349,000                                   349,000
Net income                                                                                      644,000                     644,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                              16,882,052   169,000        6,843,000    (2,411,000)                  4,601,000
Exercise of warrants                                   459,191     4,000          174,000                                   178,000
Net income                                                                                    1,947,000                   1,947,000
Pre-confirmation net operating loss utilization                                   374,000                                   374,000
Change in unrealized gain on residual interests,
   net of income tax effect                                                                                  $90,000         90,000
====================================================================================================================================
Balance, June 30, 1997                              17,341,243  $173,000       $7,391,000   $  (464,000)     $90,000     $7,190,000
====================================================================================================================================


See notes to financial statements                                            F-5

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

                                                                               Year Ended June 30,
                                                                         1997           1996          1995
=============================================================================================================

Cash flows from operating activities:
   Income before extraordinary item                                  $  1,702,000   $   553,000   $   142,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation                                                          69,000        39,000        32,000
     Minority interest in income of subsidiary                              2,000        72,000        75,000
     Amortization                                                         217,000        14,000        14,000
     Provision for credit losses                                           74,000       917,000       139,000
     Deferred income tax expense (benefit)                               (333,000)        9,000       102,000
     Write-off of estimated liability                                                                 (28,000)
     Transfer of deferred income to the allowance for credit losses                                    36,000
     Changes in:
       Loans held for sale                                              1,215,000    (1,806,000)     (518,000)
       Accounts receivable - loans sold                                (3,247,000)      309,000       760,000
       Accounts and other receivables                                     (23,000)     (102,000)      (74,000)
       Prepaid expenses                                                  (218,000)
       Deferred financing costs                                          (250,000)       13,000       (46,000)
       Accrued expenses                                                    34,000       (55,000)       59,000
       Due to participants                                                524,000
       Security deposits                                                   19,000        (3,000)
       Customer deposits                                                   65,000       165,000        29,000
-------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities             (150,000)      125,000       722,000
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Loans originated                                                   (10,996,000)   (4,433,000)   (4,462,000)
   Principal collections and sales of loans receivable                  5,037,000     5,484,000       390,000
   Principal payments on residual interests                                15,000
   Acquisition of equipment                                              (254,000)     (137,000)      (17,000)
   Purchase of minority interest in subsidiary                           (380,000)
-------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities             (6,578,000)      914,000    (4,089,000)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net borrowings under line of credit                                  5,066,000      (260,000)    3,114,000
   Proceeds from bank loans                                                                         6,103,000
   Principal payments on notes payable - bank                                                      (7,077,000)
   Proceeds from exercise of warrants and options                         178,000
   Proceeds from issuance of common stock                                             1,000,000
   Principal payments on debentures                                                  (1,006,000)      (12,000)
   Securities registration costs                                                                      (51,000)
   Due to affiliates                                                    1,966,000      (492,000)      587,000
   Principal payments on notes payable                                   (172,000)                    (13,000)
-------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities          7,038,000      (758,000)    3,451,000
-------------------------------------------------------------------------------------------------------------
Net increase in cash                                                      310,000       281,000        84,000
   Cash at beginning of period                                            493,000       212,000       128,000
-------------------------------------------------------------------------------------------------------------
Cash at end of period                                                $    803,000   $   493,000   $   212,000
=============================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                        $    961,000   $   899,000   $   277,000
-------------------------------------------------------------------------------------------------------------
     Income taxes                                                    $    438,000   $    30,000   $    21,000
=============================================================================================================


See notes to financial statements                                            F-6

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 1.  Summary of Significant Accounting Policies

Principles of consolidation and preparation:

The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") its corporate subsidiaries and, its general partnership (the "Partnership") after elimination of all significant intercompany accounts and transactions. On September 16, 1996, a wholly-owned subsidiary of the Company purchased the minority interest of the Partnership for $380,000. Prior to September 16, 1996, The Company owned 88% of the Partnership. In February 1997, the assets and liabilities of the Partnership were transferred into a wholly-owned subsidiary of the Company.

On February 5, 1996, the Company acquired Southeastern 1st Financial Network, Inc. ("Network") in a business combination accounted for as a pooling of interests by exchanging 1,808,821 shares of its common stock for all of Network's outstanding common stock. Network (formed during the year ended June 30, 1995) is a commercial loan originator, primarily originating SBA loans. The accompanying financial statements are based on the assumption that the companies were combined as of the date of Network's formation.

The prior period financial statements have been reclassified to conform to this year's presentation and have also been restated to reflect a correction in accounting for certain income tax benefits (see Note 5.)

Business operations:

The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program sponsored by the United States Small Business Administration ("SBA"). The Company sells the SBA guaranteed portion of the loan in the secondary market, without recourse, at a premium. During the years ended June 30, 1997, 1996 and 1995, two loan production companies accounted for 29%, one loan production company accounted for 43%, and two loan production companies accounted for 32% of the Company's loan originations, respectively. During the years ended June 30, 1997, 1996 and 1995, 78% of the guaranteed loans were sold to one securities dealer, 90% were sold to four securities dealers and 88% were sold to one securities dealer, respectively. Additionally, for the year ended June 30, 1997, the Company sold without recourse, portions of the unguaranteed loans receivable to two finance companies and during the year ended June 30, 1996, sold with recourse, portions of the unguaranteed loans receivable to one finance company.

Accounting for loans and revenue recognition:

The Company's policy is to sell the SBA guaranteed portion of all loans that it originates, at a premium, in the secondary market on a nonrecourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding less deferred income.

Effective January 1, 1997, as required by Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabiities ("FAS 125"), upon the sale of loans, the Company allocates the cost, based upon the relative fair values, to the guaranteed portion of the loan, the unguaranteed portion of the loan, the servicing asset and residual interest, if any. The impact of the adoption of FAS 125 on net income in 1997 was immaterial.

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

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 1. Summary of Significant Accounting Policies (continued)

Accounting for loans and revenue recognition: (continued)

The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent, categorizes these loans as being in liquidation, and takes apropriate steps to attempt to collect the loan in full. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgement as the the collectibility of principal.

Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", and continues its existing income recognition policies with respect to nonaccrual loans. The impact of the adoption of FAS 118 and FAS 114 (discussed below under credit losses) on net income in 1996 was immaterial.

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

On July 1, 1995, the Company adopted prospectively FAS No. 114, "Accounting by Creditors for Impairment of a Loan". This Statement defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all loans in liquidation. The impaired loan portfolio is primarily collateral dependent, as defined by FAS 114. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.

The provision for credit losses for the loans sold with recourse is measured based on the present value of expected future losses discounted at a riskless interest rate.

Under certain limited circumstances, the Company may be liable, on loans that it originated, for losses incurred by the SBA. Management considers this contingency in determining the adequacy of the allowance for credit losses.

Residual interests:

In accordance with FAS 125, effective January 1, 1997, the Company, upon sale of loans recognizes a residual interest. The residual interest represents the estimated discounted cash flow of the differential of the total interest to be earned on the loans sold and the sum of the interest to be paid to the participants and the contractual servicing fee.

The residual interests are accounted for as available-for-sale securities and are stated at estimated fair value. Unrealized gains and losses, net of the income tax effect, are included in shareholders' equity.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 1. Summary of Significant Accounting Policies (continued)

Servicing assets:

Servicing assets arise from the sale of fractional interests of loans. Servicing assets represent the estimated present value of the differential between the interest paid by the borrower and the sum of the contractual servicing fee and the Company's normal servicing cost. These capitalized amounts are amortized over the estimated average life of the loans in each pool sold. The Company reviews the carrying amount of each pool for possible impairment. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and reduces future amortization accordingly. Each pool consists of SBA loans which, in management opinion, have similar risk characteristics.

Furniture and equipment:

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years, which approximates the estimated useful lives of the assets.

Per share information:

Earnings per common share are calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Fully diluted earnings are not presented as the effect would be immaterial or antidilutive.

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

Stock-based compensation:

Statement of Financial Accounting Services No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recently issued accounting standards:

In February 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards No, 128, "Earnings per Share" ("FAS 128") which is effective for periods ending after December 15, 1997. Management believes that "basic earnings per share" as defined, for each of the periods included in these financial statements would be substantially the same as the earnings per share amounts included on the statements of income.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 2. Loans Receivable and Allowance for Credit Losses

The loans receivable are principally long-term business loans, with initial terms ranging from 7 to 25 years, made to qualifying small businesses. The loans have variable interest rates which adjust based upon the prime rate.

As of June 30, 1997 and 1996, loans receivable - net consisted of:

                                                   1997                1996
===========================================================================
Loans receivable                            $11,560,000         $ 7,462,000
Less:
  Deferred income                              (820,000)           (371,000)
  Allowance for credit losses                  (901,000)         (1,230,000)
---------------------------------------------------------------------------
Net loans receivable                        $ 9,839,000          $5,861,000
===========================================================================

As of June 30, 1997, contractual maturities of loans receivable for each of the next five years were as follows:

 Year Ending
  June 30,
===========================================================================
     1998                                                        $237,000
     1999                                                         265,000
     2000                                                         296,000
     2001                                                         331,000
     2002                                                         370,000
===========================================================================

As of June 30, 1997 and 1996, the impaired loan portfolio totaled $1,368,000 and $1,481,000, respectively, for which specific allocations to the allowance for credit losses aggregated $509,000 and $653,000 respectively. The average balance of the impaired loan portfolio for the year ended June 30, 1997 and 1996 approximated $1,425,000 and $1,280,000, respectively. The Company did not recognize any interest income on its impaired loan portfolio during the years ended June 30, 1997 and 1996.

Changes in the allowance for credit losses for the three years ended June 30, 1997 were as follows:

===========================================================================
Balance as of June 30, 1994                                    $  567,000
Provision for credit losses                                       139,000
Transfer of deferred income on loans in liquidation                36,000
Loans charged off                                                 (39,000)
Recoveries                                                          7,000
---------------------------------------------------------------------------
Balance as of June 30, 1995                                       710,000
Provision for credit losses                                       809,000
Loans charged off                                                (289,000)
---------------------------------------------------------------------------
Balance as of June 30, 1996                                     1,230,000
Provision for credit losses                                        83,000
Loans charged off                                                (412,000)
---------------------------------------------------------------------------
Balance as of June 30, 1997                                    $  901,000
===========================================================================

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 3. Servicing Assets and Residual Interests

Changes in servicing assets and residual interests for the two years ended June 30, 1997 are as follows::

                                                   Servicing           Residual
                                                      Assets          Interests
================================================================================
Balance, July 1, 1995
Assets originating from loan sales                $1,479,000
-------------------------------------------------------------------------------
Balance, June 30, 1996                             1,479,000
Assets originating from loan sales                   684,000           $867,000
-------------------------------------------------------------------------------
Amortization                                        (191,000)
Principal payments                                                      (15,000)
Change in market value                                                  100,000
-------------------------------------------------------------------------------
Balance, June 30, 1997                            $1,972,000           $952,000
================================================================================

As of June 30, 1997, the gross unrealized gains were $100,000.

Note 4. Financing

Notes payable as of June 30, 1997 and 1996 consist of the following:

                                                           1997         1996
================================================================================
Advances collateralized by loans receivable             $4,513,000   $2,999,000
Subordinated advances collateralized by
  loans receivable                                       4,257,000      705,000
--------------------------------------------------------------------------------
                                                        $8,770,000   $3,704,000
================================================================================

In August 1997, the Company refinanced its $10,500,000 revolving credit facility with two revolving credit facilities, a $25,000,000 facility and an $8,000,000 facility. The $25,000,000 facility is collateralized by SBA loans and bears interest at the index rate plus 2%. The $8,000,000 faciity is collateralized by the guaranteed portion of SBA loans and bears interest at the prime rate plus 1-1/4%. Both facilities expire in August 1999 and include covenants requiring the Company to, among other matters, maintain minimum tangible net worth.

Amounts due to affiliates are collateralized by the unguaranteed loans and are subordinated to the revolving credit facilities. In connection with the refinancing, all amounts due to affiliates were repaid.

Debt as of June 30, 1997 and 1996 consists of the following:

                                                                1997      1996
================================================================================
Noninterest bearing note with interest imputed at 8%                    $590,000
Note payable in monthly payments of $9,000 including
  interest at 7% per annum, due January 1999                  $156,000
--------------------------------------------------------------------------------
                                                              $156,000  $590,000
================================================================================

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 4. Financing (continued)

As of June 30, 1997, principal payments of $103,000 and $53,000 are due during the year ended June 30, 1998 and 1999, respectively.

During the year ended June 30, 1996, debenture holders agreed to forgive accrued interest aggregating $105,000 in exchange for the Company to prepay its obligation. Accordingly, the Company recognized an extraordinary gain.

During the year ended June 30, 1997, the Company settled the noninterest bearing note for $50,000 in cash and a $205,000 note. Additionally, the Company incurred $73,000 in legal fees. Accordingly, the Company recognized an extraordinary gain of $272,000.

Note 5. Income Taxes

The significant components of the Company's deferred income tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                            1997          1996
================================================================================

Net operating losses                                 $ 3,859,000   $ 4,233,000
Allowance for credit losses                              440,000       409,000
Deferred income                                          230,000       152,000
Alternative minimum tax credit carryforward               33,000        17,000
Other                                                      4,000
--------------------------------------------------------------------------------
                                                       4,566,000     4,811,000
Valuation allowance                                   (3,529,000)   (4,471,000)
--------------------------------------------------------------------------------
Net deferred tax asset                               $ 1,037,000   $   340,000
================================================================================

The valuation allowance as of June 30, 1997 relates primarily to pre confirmation net operating loss carryforwards. Upon realization of such carryforwards, the valuation allowance will be credited to additional paid-in capital.

In 1986, the Company was reorganized under Chapter 11 of the Bankruptcy Code. The prior years' financial statements have been restated to reflect the Company's utilization of pre-confirmation net operating loss carryforwards as an increase to additional paid-in capital instead of as an income tax benefit as originally reported. The effect of this was to decrease income before extraordinary items and net income as originally reported by $349,000 ($0.02 per share) in 1996 and $102,000 ($0.01 per share) in 1995. The impact on additional paid-in capital and accumulated deficit as of July 1, 1994 is not material.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 5. Income Taxes (continued)

The significant components of the provision (benefit) for income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                                                1997        1996       1995
===========================================================================================
Current:
  Federal                                                  $  20,000   $  10,000   $  5,000
  State                                                      286,000      48,000     49,000
-------------------------------------------------------------------------------------------
     Total current taxes                                     306,000      58,000     54,000
-------------------------------------------------------------------------------------------
Deferred:
  Pre-confirmation net operating loss carryforward           374,000     349,000    102,000
  Other net operating loss carryforwards                                             94,000
  Allowance for credit losses                                (31,000)   (148,000)   (59,000)
  Deferred income                                            (78,000)    101,000    (40,000)
  Partnership income                                                    (109,000)    23,000
  Alternative minimum tax carryforward                       (16,000)    (17,000)
  Other                                                      (14,000)
  Change in valuation allowance                             (568,000)   (167,000)   (18,000)
-------------------------------------------------------------------------------------------
      Total deferred taxes                                  (333,000)      9,000    102,000
-------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                       $ (27,000)  $  67,000   $156,000
===========================================================================================

The difference between the statutory federal income tax rate on the Company's income before extraordinary items and the Company's effective income tax rate for the years ended June 1997, 1996 and 1995 is summarized as follows:

                                                       1997       1996     1995
================================================================================
Statutory federal income tax rate                      34.0%      34.0%    34.0%
State income tax, net of federal benefit                5.2        5.1     10.8
Reduction in valuation allowance                      (33.9)     (26.9)    (6.0)
Utilization of net operating loss carryforwards                           (24.5)
Miscellaneous                                          (6.9)      (1.4)     3.8
--------------------------------------------------------------------------------
Effective income tax rate                              (1.6)%    (10.8)%   18.1%
================================================================================

As of June 30, 1997, the Company has net operating loss carryforwards for income tax purposes expiring as follows:

 Year Ending
  June 30,
================================================================================
     1998                                                            $ 5,208,000
     1999                                                              3,819,000
     2000                                                                225,000
     2001                                                              1,127,000
     2002                                                                124,000
     2003                                                                124,000
     2004                                                                546,000
     2005                                                                125,000
     2007                                                                 52,000
--------------------------------------------------------------------------------
                                                                     $11,350,000
================================================================================

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 6. Stock Options and Warrants

The Company has stock option plans (the "Plans") for directors, officers and employees which provide for the grant of nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from August 1997 through June 2005. Options on 1,547,475 shares are exercisable from the dates of grant until expiration dates. Options on 350,000 shares vest 25% per year and 25,000 shares vest in one year from the grant date.

The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS No. 123, the effect on net income in 1997 and 1996 would not have been material.

The following table summarizes stock option transactions under the Plans:

                                                              Year Ended June 30,
                                        1997                       1996                     1995
                                ----------------------   ------------------------   -----------------------
                                              Weighted                   Weighted                  Weighted
                                              Average                    Average                   Average
                                              Exercise                   Exercise                  Exercise
                                 Shares       Price         Shares       Price         Shares       Price
===========================================================================================================
Outstanding options at the
  beginning of year             1,947,475       $0.56     1,785,000       $0.55     1,500,000        $0.56
Options granted                   150,000        0.62       874,432        0.56       285,000         0.50
Options exercised                (140,000)       0.50
Options expired or
  canceled                        (35,000)       0.50      (711,957)       0.55
-----------------------------------------------------------------------------------------------------------
Outstanding options at the
  end of year                   1,922,475       $0.57     1,947,475        0.56     1,785,000        $0.55

The following table summarizes information about the Plans' outstanding options as of June 30, 1997:

                                        Options Outstanding                Options Exercisable
                           ------------------------------------------   --------------------------
                                            Weighted
                                             Average         Weighted                  Weighted
                                            Remaining        Average                    Average
     Range of                 Number       Contractual       Exercise     Number       Exercise
    Exercise Price         Outstanding    Life (in Years)     Price     Exercisable      Price
===============================================================================================
$0.50-$0.75                  1,922,475          2.8           $0.57      1,659,975      $0.57

As of June 30, 1997, the Company had outstanding warrants to purchase 2,313,320 shares of common stock at prices ranging from $.40 to $.65. These warrants expire between December 1997 and March 1999.

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

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 6. Stock Options and Warrants (continued)

As of June 30, 1997 4,860,795 shares have been reserved for the exercise of warrants and stock options, including 625,000 shares available for future grant.

Note 7. Gain on Sale of Loans

During 1997, the Company sold, without recourse, fractional interests in the unguaranteed portion of certain loans receivable with a par value of approximately $5,900,000. During 1996, the Company sold, with recourse, fractional interests in the unguaranteed portion of certain loans receivable with a par value of approximately $6,400,000.

Since the Company did not retain the future economic benefits embodied in the loans and can reasonably estimate its obligation under the recourse provision, the transactions have been accounted for as sales. Accordingly, the Company recognized gains of approximately $1,500,000 and $1,800,000 for the years ended June 30, 1997 and 1996, respectively.

Note 8. Commitments and Contingencies

Lease commitments:

The Company has entered into operating leases for office space expiring through May 2008. Minimum future rental payments under these leases are as follows:

 Year Ending
  June 30,
=======================================================
   1998                                      $  275,000
   1999                                         266,000
   2000                                         224,000
   2001                                         213,000
   2002                                         213,000
   Thereafter                                 1,325,000
-------------------------------------------------------
                                             $2,516,000
=======================================================

Rent expense for the years ended June 30, 1997, 1996 and 1995 aggregated $109,000, $104,000 and $89,000, respectively.

Litigation:

During 1997, the litigation by a former minority partner of the Partnership was settled.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 9. Financial Instruments, Credit Risk Concentration and Other Matters:

Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment which significantly affect the estimates.

Fair value estimates are based on existing on balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabiities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                                    June 30, 1997                    June 30, 1996
==================================================================================================
                                    Carrying Value     Fair Value    Carrying Value     Fair Value
==================================================================================================
 Cash                                  $   803,000    $   803,000        $  493,000     $  493,000
 Loans held for sale                     1,109,000      1,220,000         2,324,000      2,556,000
 Servicing assets and residual           2,924,000      3,364,000         1,479,000      1,693,000
 Loans receivable                        9,724,000     10,544,000         5,861,000      6,232,000
 Accounts receivable                     3,247,000      3,247,000           259,000        259,000
 Debt, notes payable or due to
    affiliates                          11,520,000     11,520,000           590,000        328,000
==================================================================================================

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, are as follows:

Cash:

The carrying amount of cash approximates fair value.

Loans held for sale:

The Company has estimated the fair values reported based on recent sales.

Loans receivable, servicing assets and residual interests:

The Company has estimated the fair value reported based on the present value of expected future cash flows.

Accounts receivable:

The carrying amount of accounts receivable approximates fair value.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 9. Financial Instruments, Credit Risk Concentration and Other Matters (continued)

Debt, notes payable and due to affiliates:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value except, as of June 30, 1996, debt has been valued at its settlement amount.

Financial instruments with off-balance sheet or concentrations of credit risk:

In the normal course of business, there are various financial instruments which are properly not recorded in the financial statements. The Company's risk of accounting loss due to the credit risks and market risks associated with these off-balance sheet instruments varies with the type of financial instrument and principal amounts and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument less valuable or more onerous.

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable. The Company maintains its cash in highly rated financial institutions. As of June 30, 1997, the Company had bank deposits exceeding Federally insured limits by approximately $921,000. The Company originates loans to a large number of customers in diverse commercial entities and states.

In the normal course of business, the Company enters into commitments to extend credit. The Company uses the same credit policies in making commitments as it does for loans receivable reflected on the balance sheet. As of June 30, 1997, the Company's commitments to extend credit aggregated $71,823,000. However, $52,519,000 of the commitments are SBA guaranteed loans which the Company intends to sell in the secondary market.

As of June 30, 1997, loans sold with recourse aggregated $5,376,000. Additionally, during the year ended June 30, 1997, the Company repurchased, under the recourse provision, nonperforming loans aggregating $87,000.

The Company lends to diverse industries primarily in the eastern United States. As of June 30, 1997, the lodging and restaurant industries represented approximately 28% and 17% of the Company's loan portfolio, respectively.

Note 10. Related Parties Transactions

In 1995, the Company wrote off an estimated obligation of $28,000 payable to two of its officers and directors, pursuant to an oil field equipment leasing agreement.

Certain officers and directors were members of law firms which provided professional services to the Company. During 1996, the Company wrote off approximately $48,000 of legal fees which were incurred in prior years from such firms.

During the year ended June 30, 1996, Network paid an affiliated company management fees aggregating $285,000.

During the years ended June 30, 1997, 1996 and 1995, the maximum amount of short-term loans outstanding from family members of an officer aggregated $2,594,000, $2,108,000 and $1,800,000, respectively. Interest expense aggregating $157,000, $130,000 and $24,000 on such loans was paid in 1997, 1996 and 1995, respectively.

BLC FINANCIAL SERVICES,  INC.

Notes to Financial Statements
June 30, 1997 and 1996

Note 11. Employee Benefit Plan

The Company maintains a contributory employee savings plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the plan.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 1997                     BLC FINANCIAL SERVICES, INC.
                                            (Registrant)


                                          By: /s/ Robert F. Tannenhauser
                                                  Robert F. Tannenhauser,
                                                  President (principal
                                                  accounting and
                                                  financial officer)

                                          By: /s/ Jennifer M. Napier
                                                  Jennifer M. Napier
                                                  Treasurer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                Title                Date
----------                                -----                ----

/s/ Robert F. Tannenhauser                Director          October 9, 1997
Robert F. Tannenhauser

/s/ Peter D. Blanck                       Director          October 9, 1997
Peter D. Blanck

/s/ Robert W. D'Loren                     Director          October 9, 1997
Robert W. D'Loren

/s/ Robert C. McGee                       Director          October 9, 1997
Robert C. McGee

/s/ Irwin E. Redlener                     Director          October 9, 1997
Irwin E. Redlener

/s/ Kenneth S. Schwartz                   Director          October 9, 1997
Kenneth S. Schwartz

/s/ Robert W. Wien                        Director          October 9, 1997
Robert W. Wien

                                  EXHIBIT INDEX


Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

Exhibit 1.1[6]    1.1         Articles of Incorporation of Registrant

Exhibit 1.2[6]    1.2         By-Laws of Registrant

*                 1.3         Amended and Restated Certificate of
                              Incorporation of Registrant

*                 1.4         Amended and Restated By-Laws of Registrant

Exhibit 2.1[6]    2.1         Form of Common Stock Certificate of  Registrant

Exhibit 2.2[1]    2.2         Form of 13% One-Year Convertible Debenture
                              issued by Registrant

Exhibit 2.3[1]    2.3         Form of Warrant Agreement issued by Registrant

Exhibit 2.4[6]    2.4         Form of Letter to Unit Holders regarding
                              Conversion of Debentures

Exhibit 2.5[6]    2.5         Form of Stock Option Agreement issued to
                              certain directors in August 1992

Exhibit 2.6[8]    2.6         Form of 7% Three-Year Unsecured Convertible
                              Debenture issued by Registrant in connection with its 1994 Debenture-Unit Private Placement

Exhibit 2.7[8]    2.7         Form of Class A Warrant issued by Registrant
                              in connection with its 1994 Debenture-Unit
                              Private Placement

Exhibit 2.8[8]    2.8         Form of Class B Warrant issue by Registrant in
                              connection with its 1994 Debenture-Unit
                              Private Placement

Exhibit 2.9[8]    2.9         Form of Warrant issued by Registrant to
                              Financial Advisor

Exhibit 2.10[8]   2.10        Form of Warrant issued by Registrant in
                              connection with its 1994 Common Stock-Unit
                              Private Placement

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

*                 2.11        Form of Stock Option Agreement issued to
                              certain directors in June 1997

Exhibit 3.1[4]     3.1        Investment Agreement dated February 9, 1990
                              among Business Loan Center, Inc., a New York corporation ("BLC-New York"), Business Loan
                              Center, a New York general partnership
                              ("Business Loan Center"), Mark Scharfman and
                              Registrant

Exhibit 3.2[4]     3.2        Modification Agreement dated May 4, 1990
                              among BLC-New York, Business Loan Center, Mark
                              Scharfman, Business Loan Center, Inc., a
                              Delaware corporation and wholly-owned
                              subsidiary of Registrant ("BLC-Delaware"), and
                              Registrant

Exhibit 3.3[3]    3.3         Assignment and Assumption Agreement dated May
                              4, 1990 between BLC-New York and Business Loan
                              Center

Exhibit 3.4[3]    3.4         Note and Security Agreement between
                              BLC-Delaware, as Maker, and BLC-New York, as
                              Payee

Exhibit 3.5[3]    3.5         Note and Security Agreement between
                              BLC-Delaware, as Maker, and Business Loan
                              Center, as Payee

Exhibit 3.6[4]    3.6         Partnership Agreement of Business Loan Center
                              dated May 4, 1990 between BLC-New York and
                              BLC-Delaware

Exhibit 3.8[3]    3.8         Agreement dated June 18, 1990 between BLC-New
                              York and BLC-Delaware

Exhibit 3.9[3]    3.9         Employment Agreement dated May 4, 1990 between
                              Business Loan Center and Mark Scharfman

Exhibit 3.10[6]   3.10        Agreement dated December 19, 1991 among
                              BLC-Delaware, BLC-New York, Business Loan
                              Center and Mark Scharfman

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

*                 4.1         Small Business Administration Loan Guaranty
                              Agreement (Deferred Participation) dated March
                              27, 1997 between BLC-New York and the United
                              States Small Business Administration (SBA Form
                              750)

Exhibit 5.1[3]    5.1         Lease Agreement dated July 28, 1983 between
                              Costal Realty Associates, Ltd. and Tidewater
                              Dominion Small Business Lending Company

Exhibit 5.2[3]    5.2         Equipment Lease dated May 8, 1985 between Oil
                              Field Services Leasing Company and
                              Hardeman-Williston Basin Drilling Fund, and
                              Assignment from Hardeman-Williston Basin
                              Drilling Fund to Registrant

Exhibit 6.1[3]    6.1         Agreement dated May 4, 1990 between Lewis Alan
                              Management Corp. and Business Loan Center

Exhibit 6.2[3]    6.2         Agreement dated May 4, 1990 between Chardan
                              Advertising Agencies, Inc. and Business Loan
                              Center

Exhibit 7.1[3]    7.1         Modification and Consent Agreement dated May,
                              1990 among BLC-New York, Mark Scharfman,
                              Business Loan Center, BLC-Delaware and Apple
                              Bank for Savings

Exhibit 7.2[1]    7.2         Investment Agreement dated as of  December 9,
                              1991 by and among BLC-Delaware, EBLC, Inc., a New York corporation ("EBLC") and Business
                              Loan Center

Exhibit 7.3[1]    7.3         Restated and Amended Partnership Agreement
                              dated as of December 20, 1991 by and between BLC-Delaware and EBLC

Exhibit 8.1[6]    8.1         Lease Agreement dated November 30, 1992 by and
                              between Wm. A. White/Grubb & Ellis Inc., as landlord, and BLC-Delaware, as tenant.

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

*                 8.1.b       Lease Agreement dated July 31, 1997 by and
                              between The Equitable-Nissei Madison Co., as landlord, and Business Loan Center, Inc., as tenant.

Exhibit 8.2[6]    8.2         Sublease Agreement dated December 1, 1992 by
                              and between BLC-Delaware, as overtenant, and Business Loan Center, a New York general partnership, as undertenant.

Exhibit 9.1[7]    9.1         Financing Agreement dated as of December 15,
                              1993 by and between Business Loan Center and New York Federal Savings Bank

Exhibit 9.2[8]    9.2         Amended and Restated Financing Agreement dated
                              as of April 12, 1994 by and between Business
                              Loan Center and New York Federal Savings Bank

Exhibit 9.3[7]    9.3         Pledge and Security Agreement dated as of
                              December 15, 1993 by and between Business Loan
                              Center and New York Federal Savings Bank

Exhibit 9.4[8]    9.4         Amended and Restated Pledge Agreement dated as
                              of  April 12, 1994 by and between Business
                              Loan Center and New York  Federal Savings Bank

Exhibit 9.5[7]    9.5         Tri-Party Agreement dated as of December 15,
                              1993 by and among Business Loan Center, New
                              York Federal Savings Bank and the United
                              States Small Business Administration

Exhibit 9.6[8]    9.6         Amended and Restated Tri-Party Agreement dated
                              as of April 12, 1994 by and among Business
                              Loan Center, New York Federal Savings Bank,
                              Herrick, Feinstein and the United States Small
                              Business Administration

Exhibit 9.7[8]    9.7         Guaranty dated May 1994 to New York Federal
                              Savings Bank by Registrant

Exhibit 10.1[9]   10.1        Revolving Credit Agreement dated as of 1994
                              between BLC-Delaware, Registrant, Business
                              Loan Center and Sterling National Bank & Trust
                              Company of New York

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

Exhibit 10.2[9]   10.2        Revolving Credit Note dated May 22, 1995
                              Between BLC-Delaware, BLC Financial Services,
                              Inc., Business Loan Center and Sterling
                              National Bank & Trust Company of New York

*                 10.3        Amended and Restated Revolving Credit
                              Agreement dated August 27, 1997 between BLC
                              Financial  Services, Inc., Business Loan
                              Center, Inc.  and Sterling National Bank
                              (f/k/a/ Sterling National Bank & Trust Company of New York)

*                 10.4        Revolving Credit Agreement dated August 27,
                              1997 between BLC Financial Services, Inc. and
                              Sterling National Bank (f/k/a/ Sterling
                              National Bank & Trust Company of New York)

*                 10.5        Confirmation Agreement by and among Robert F.
                              Tannenhauser in favor of Sterling National
                              Bank dated August 27, 1997

*                 10.6        Partial Assignment Agreement between Sterling
                              National Bank and Transamerica Business Credit
                              Corporation dated August 27, 1997

Exhibit 11.1[9]   11.1        Security Agreement dated as of December 1994
                              between BLC-Delaware, Registrant, Business
                              Loan Center and Sterling National Bank & Trust
                              Company of New York

*                 11.2        Amendment No.1 to Security Agreement between
                              BLC-Delaware, Registrant, Business Loan Center and Sterling National Bank (f/k/a Sterling
                              National Bank & Trust Company of New York) dated August 27, 1997.

*                 11.3        Release among Sydney Yoskowitz and Sterling
                              National Bank dated August 27, 1997

Exhibit 12.1[9]   12.1        Multi-Party Agreement dated as of December
                              1994 (relating to SBA Loan Documentation and
                              Administration)

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

Exhibit 13.1[10]  13.1        Exchange Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Southeastern 1st Financial Network, Inc.

Exhibit 14.1[10]  14.1        Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Robert C. McGee

Exhibit 14.2[10]  14.2        Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and R. Matthew McGee

*                 14.3        Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and R. Matthew McGee dated April 1, 1997

Exhibit 14.4[10]  14.4        Employment Agreement between BLC Financial
                              Network, Inc., BLC Financial Services, Inc., and Mary D. McGee

Exhibit 14.5[10]  14.5        Employment Agreement between BLC Financial
                              Services, Inc., Business Loan Center, and
                              Robert F. Tannenhauser

Exhibit 14.6[10]  14.6        Employment Agreement between BLC Financial
                              Network, Inc., Business Loan Center, and Eric
                              D. Rosenfeld

Exhibit 15.1[10]  15.1        Warrant Certificate for Purchase of Common
                              Stock

Exhibit 15.2[10]  15.2        Class A Warrant to Purchase Shares of Common
                              Stock

Exhibit 15.3[10]  15.3        Class B Warrant to Purchase Shares of Common
                              Stock

Exhibit 16.1[10]  16.1        Stock Purchase Agreement between BLC Financial
                              Services, Inc. and Robert C. McGee

Exhibit 16.2[10]  16.2        Stock Purchase Agreement between R. Matthew
                              McGee for 306,818 shares of Common Stock

Exhibit 16.3[10]  16.3        Stock Purchase Agreement between R. Matthew
                              McGee for 380,139 shares of Common Stock

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

Exhibit 17.1[10]  17.1        Participation Agreement between Business Loan
                              Center and GE Capital Small Business Finance
                              Corporation

*                 17.2        Participation Agreement between Business Loan
                              Center and GE Capital Small Business Finance
                              Corporation - March 20, 1997

*                 18.1        Agreement between BLC Management Consulting
                              Services, Inc., Business Loan Center, Inc., and Business Loan Center dated February 3,
                              1997 (relating to the cessation of Business
                              Loan Center, a New York general partnership as a small business lending company)

*                 18.2        Assignment and Assumption Agreement between
                              Business Loan Center, Inc. and Business Loan
                              Center, a New York general partnership.

*                 18.3        Schedule of Assets and Liabilities (relating
                              to Assignment and Assumption Agreement between Business Loan Center, Inc. and Business Loan
                              Center, a New York general partnership.

*                 18.4        Agreement between  BLC Management Consulting
                              Services, Inc., Eastland National Corp., EBLC,
                              Inc. and Salim El Hage (relating to
                              acquisition of EBLC, Inc.'s interest in
                              Business Loan Center, a New York general partnership)

Exhibit 19.1[14]  19.1        Notice of Special Meeting (In Lieu of Annual
                              Meeting) of Stockholders - to be held on June
                              30, 1997

Exhibit 20.1[13]  20.1        Participation Agreement between Business Loan
                              Center, Inc., BLC Financial Services, Inc. and
                              Transamerica Business Credit Corporation dated
                              May 1, 1997.

*                 20.2        Security Agreement between Business Loan
                              Center, Inc. and Transamerica Business Credit
                              Corporation dated August 27, 1997

Incorporated by  Exhibit
Reference to     Number             Description
------------     ------       ----------------------------

*                 20.3        Guaranty Agreement between Business Loan
                              Center, Inc. and Transamerica Business Credit
                              Corporation dated August 27, 1997

*                 20.4        Restated and Amended Loan Agreement between
                              Business Loan Center, Inc., BLC Financial
                              Services, Inc. andTransamerica Business Credit
                              Corporation dated August 27, 1997

*                 20.5        Trademark Security Agreement between between
                              Business Loan Center, Inc. and Transamerica
                              Business Credit Corporation dated August 27,
                              1997

*                 20.6        Revolving Credit Note between between
                              Business Loan Center, Inc. and Transamerica
                              Business Credit  Corporation dated August 27,
                              1997

*                 20.7        Intercreditor Agreement between Transamerica
                              Business Credit Corporation and Sterling
                              National Bank dated August 27, 1997

*                 21          Amended List of Subsidiaries

*                 27          EDGAR filing: Article 5 Financial Data Schedule

Exhibit 23.1[6]   23.1        Service Mark Registration for "BUSINESS LOAN
                              CENTER"

----------------------------------
* Filed Herewith

Previous SEC Filings:

[1]      Registrant's Annual Report on Form 10-K for the year ended June 30,
         1993.
[2]      Registrant's Annual Report on Form 8-K dated August 8, 1986.
[3]      Registrant's Annual Report on Form 10-K for the year ended June 30,
         1990.
[4]      Registrant's Annual Report on Form 8-K dated May 4, 1990.
[5]      Registrant's Annual Report on Form 10-K for the year ended June 30,
         1991.
[6] Registrant's Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 27, 1993.
[7]      Pre-effective Amendment No. 2 to Registrant's Registration
         Statement on Form S-1
         filed with the Securities and Exchange Commission on December 30, 1993.
[8]      Pre-effective Amendment No. 5 to Registrant's Registration
         Statement on Form S-1 filed with the Securities and Exchange
         Commission on August 4, 1994.
[9]      Registrant's Annual Report on Form 10-K for the year ended June 30,
         1996.
[10]     Registrant's Current Report on Form 8-K dated February 5, 1996
[11]     Registrant's Current Report on Form 8-K dated June 4, 1996.
[12]     Registrant's Current Report on Form 8-K dated September 17, 1996
[13]     Registrant's Current Report on Form 8-K dated May 12, 1997
[14] Registrant's Notice of Special Meeting (in Lieu of Annual Meeting) of Stockholders dated June 6, 1997