Form 10-Q
period 1997-09-30
BLC FINANCIAL SERVICES INC
filed 1997-11-14
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                              Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at September 30, 1997
                  -----               ---------------------------------

      Common stock $.01 par value                  17,341,243

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    September 30,    June 30,
                                                                        1997           1997
                                                                    ------------   ------------
                                                                     (Unaudited)
ASSETS

Loans receivable, net                                               $ 13,982,000   $  9,839,000
Loans held for sale                                                    2,965,000      1,109,000
Cash                                                                   1,116,000        803,000
Accounts receivables - loans sold                                      3,754,000      3,247,000
Accounts and other receivables                                           454,000        282,000
Prepaid expenses and deposits                                            349,000        221,000
Furniture and equipment, net of
   accumulated depreciation                                              374,000        344,000
Servicing assets                                                       2,258,000      1,972,000
Residual interests                                                     1,537,000        952,000
Deferred tax asset                                                       999,000      1,037,000
Deferred financing costs, net of
   accumulated amortization                                              601,000        280,000
                                                                    ------------   ------------

          TOTAL ASSETS                                              $ 28,389,000   $ 20,086,000
                                                                    ============   ============

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
   Notes payable                                                    $ 16,609,000   $  8,770,000
   Accounts payable & accrued expenses                                   522,000        422,000
   Due to participants                                                   560,000        524,000
   Allowance for estimated future losses on loans sold                    99,000         99,000
   Due to affiliates                                                   2,450,000      2,594,000
   Debt                                                                  129,000        156,000
   Customer deposits                                                     470,000        331,000
                                                                    ------------   ------------
          Total liabilities                                           20,839,000     12,896,000
                                                                    ------------   ------------


SHAREHOLDERS' EQUITY
   Preferred Stock, $10 par value:
       Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      17,341,243 and 17,341,243 respectively                             173,000        173,000
   Additional paid in capital                                          7,503,000      7,391,000
   Deficit                                                              (239,000)      (464,000)
   Unrealized gain on residual interests, net of income taxes            113,000         90,000
                                                                    ------------   ------------
          Total shareholders' equity                                   7,550,000      7,190,000
                                                                    ------------   ------------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 28,389,000   $ 20,086,000
                                                                    ============   ============


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)


                                                           Three months ended
                                                              September 30,
                                                           1997          1996
REVENUES:
   Gain on sale of loans                               $ 1,640,000   $   561,000
   Interest income                                         491,000       394,000
   Service fee income                                      247,000       200,000
   Miscellaneous                                             3,000        15,000
                                                       -----------   -----------
          Total income                                   2,381,000     1,170,000
                                                       -----------   -----------

EXPENSES
   Operating costs                                       1,283,000       574,000
   General and administrative                              367,000       288,000
   Interest                                                355,000       158,000
   Minority interest in net income of subsidiary                --         2,000
                                                       -----------   -----------
          Total expenses                                 2,005,000     1,022,000
                                                       -----------   -----------

Income before provision for income taxes                   376,000       148,000

Provision for income taxes                                 151,000        35,000
                                                       -----------   -----------

Net income                                             $   225,000   $   113,000
                                                       ===========   ===========

Net income per common share

   Earnings per share                                  $      0.01   $      0.01
                                                       ===========   ===========

Weighted average number of common shares
   and common stock equivalents outstanding             18,701,278    18,082,690
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                    Unaudited

                                                                                                         Unrealized
                                                          Common Stock        Additional                  Gain on
                                                   Number of                   Paid in    Accumulated     Residual
                                                    Shares         Amount      Capital      Deficit       Interests         Total
                                                  ----------------------------------------------------------------------------------
Balance, June 30, 1997                            17,341,243      $173,000   $7,391,000    $(464,000)      $ 90,000      $7,190,000

For the three months ended September 30, 1997:

    Net income                                            --            --           --      225,000             --         225,000

   Pre-confirmation net operating loss utilization        --            --      112,000           --             --         112,000

  Change in unrealized gain on residual
    interests, net of income tax effect                   --            --           --           --         23,000       23,000.00
                                                  ----------      --------   ----------    ---------       --------      ----------
Balance, September 30, 1997                       17,341,243      $173,000   $7,503,000    $(239,000)      $113,000      $7,550,000
                                                  ==========      ========   ==========    =========       ========      ==========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                    Three months ended
                                                                        September 30,
                                                                   1997               1996
                                                                -----------       -----------
Cash flows from operating activities:
   Net income                                                   $   225,000       $   113,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                    60,000            18,000
      Utilization of pre-confirmation net operating losses          112,000                --
      Minority interest in net income of subsidiary                      --             2,000
      Provision for credit losses                                        --             3,000
   Changes in assets and liabilities:
      Loans held for sale                                        (1,856,000)        1,629,000
      Accounts receivable - loans sold                             (507,000)               --
      Accounts and other loans receivable                          (172,000)         (127,000)
      Due to participants                                            36,000
      Prepaid expenses and deposits                                (128,000)            2,000
      Accounts payable & accrued expenses                           100,000            64,000
      Customer deposits                                             139,000           (96,000)
                                                                -----------       -----------
Net cash provided by (used in) operating activities              (1,991,000)        1,608,000
                                                                -----------       -----------

Cash flows from investing activities:
   Loans originated                                              (5,878,000)       (5,260,000)
   Principal collections & sales of loans receivable                896,000         2,638,000
   Principal collections of residual interests                       22,000
   Acquisition of equipment                                         (54,000)          (64,000)
   Purchase of minority interest of subsidiary                           --          (380,000)
                                                                -----------       -----------
Net cash (used in) investing activities                          (5,014,000)       (3,066,000)
                                                                -----------       -----------

Cash flows from financing activities:
   Proceeds from bank loans                                       8,359,000         5,298,000
   Principal payments on notes payable - bank loans                (520,000)       (3,530,000)
   Principal payments on debt                                       (27,000)               --
   Net increase (decrease) from affiliates                         (144,000)           (6,000)
   Increase in deferred financed costs                             (350,000)
   Proceeds from issuance of common stock                                --             5,000
                                                                -----------       -----------
Net cash provided by  financing activities                        7,318,000         1,767,000
                                                                -----------       -----------

Net increase  in cash                                               313,000           309,000

Cash - beginning of period                                          803,000           363,000
                                                                -----------       -----------

Cash - end of period                                            $ 1,116,000       $   672,000
                                                                ===========       ===========

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                 $   209,000       $   144,000
                                                                ===========       ===========

   Cash paid during period for income taxes                     $    29,000       $   125,000
                                                                ===========       ===========


The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)

1.  BASIS OF PRESENTATION


         The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)




1. BASIS OF PRESENTATION  (continued)


         Revenue recognition

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

         Effective January 1, 1997, as required by Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125"), upon the sale of loans, the Company allocates the cost, based upon the relative fair values, to the guaranteed portion of the loan, the unguaranteed portion of the loan, the servicing asset and residual interest, if any. The impact of the adoption of FAS 125 on net income in 1997 was immaterial.

         Gain on sales of loans receivable principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on the purchaser of the receivables, after considering the effects of estimated prepayments, repurchases and normal servicing fees. Gains on the sale of loans receivable are recorded on the trade date using the specific identification method.

            The Company ceases to accrue interest income on loan receivables which become 90 days delinquent, categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

         Per share information

         Income per share was computed using the weighted average number of shares and common stock equivalents outstanding during the period.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)



2.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses for the three months ended September 30, 1997 and 1996 are as follows:

                                                        1997            1996
                                                        ----            ----
Balance at June 30                                   $  901,000       $1,338,000
Provision for loan losses                                   -0-            3,000
Write-off                                                   -0-              -0-
Recoveries                                                  -0-              -0-
                                                     ----------       ----------
Balance at September 30                              $  901,000       $1,341,000
                                                     ==========       ==========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                        QUARTER ENDED SEPTEMBER 30, 1997

Results of Operations - Quarter Ended September 30, 1997 vs.
                        Quarter Ended September 30, 1996

The Company recorded net income of approximately $225,000 (or $.01 per share) for the three months ended September 30, 1997, as compared to net income of approximately $113,000 (or $.01 per share) for the three months ended September 30, 1996.

Revenues for the three months ended September 30, 1997 increased from approximately $1,170,000 at September 30, 1996 to $2,381,000 at September 30, 1997, or by approximately 104%. This increase can be attributed to (i) Business Loan Center's increased loan portfolio which generated greater servicing and interest income for the period ending September 30,1997 as compared to the period ending September 30, 1996, and (ii) a greater level of loan originations and subsequent loan sales during the quarter ended September 30, 1997 as compared to the prior year's period, resulting in an increase in the gain recognized upon the sale of SBA-guaranteed loans in the secondary market. At September 30, 1997, Business Loan Center's serviced loan portfolio approximated $115,190,000, as compared to a portfolio which aggregated approximately $70,700,000 at September 30, 1996.

Service fee income, which increased by approximately 23.5% from the prior year's quarter, reflected the effects of earning servicing fees of between 1% to 2.62% per annum on Business Loan Center's serviced loan portfolio. The average service fee for loans closed during the quarter ended September 30, 1997 was 2.12%. Interest income increased from approximately $394,000 for the three months ended September 30, 1996 to approximately $491,000 for the three months ended September 30, 1997, or by approximately 24.6%. This increase in service fee and interest income directly resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans at September 30, 1997 were carrying interest rates between 10.5% and 11.25%.

Loans in the aggregate principal amount of approximately $19,434,000 were funded during the three months ended September 30, 1997, as compared to loans in the aggregate principal amount of approximately $7,180,000 for the three months ended September 30, 1996. The SBA-guaranteed principal amount of the loans funded during the three months ended September 30, 1997 aggregated approximately $13,669,000, as compared to the aggregate guaranteed principal of approximately $5,388,000 for the prior year's period. The majority of the SBA-guaranteed portion of these loans funded during the quarter ended September 30, 1997 were sold in the secondary market immediately subsequent to the closing of each loan. Premium rates, which generally approximated 10% of the face amount, resulted in gains on the sale of loans of approximately $1,640,000 for the three months ended September 30, 1997, as compared to approximately $561,000 for the three months ended September 30, 1996.

Results of Operations - Quarter Ended September 30, 1997 vs.
                        Quarter Ended September 30, 1996 (continued)


The increase in Business Loan Center's loan volume during the quarter ended September 30, 1997 resulted from increased origination activities ensuing from the consolidated efforts of the Company's wholly-owned loan production subsidiaries, BLC Financial Network, Inc. ("BLC Network"), BLC Financial Network of Florida, Inc. ("BLC Network of Florida") and BLC Financial Network of Mid-America, Inc. ("BLC Network of Mid-America"). BLC Network currently originates small business loans in the mid-Atlantic regions through it's Richmond, Virginia office. BLC Network of Florida, which operates through it's Panama City and Orlando, Florida offices, conducts loan origination activities in the southeastern regions of the United States. BLC Network of Mid-America is the Company's Wichita, Kansas-based loan origination center which services the mid-western United States.

At September 30, 1997 fifty-nine (59) proposed loans in the aggregate principal amount of approximately $41,290,000 had received both Business Loan Center and SBA approval and were awaiting closing. An additional thirty-one (31) proposed loans in the aggregate principal amount of approximately $21,834,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval. At September 30, 1997, eleven (11) loans in the aggregate principal amount of approximately $4,357,000 remained partially disbursed as they await construction and renovation completion.

The Company's operating expenses increased from approximately $574,000 for the three months ended September 30, 1996 to approximately $1,283,000 for the quarter ended September 30,1997. This increase resulted from greater salary and commission expenditures relating to the increased loan origination activities during the quarter ended September 30, 1997.

General and administrative expenses of approximately $367,000 for the three months ended September 30, 1997 increased from approximately $288,000 for the prior year's period as a result of greater rent, legal, accounting, and administrative expenditures associated with the expansion and growth of the Company.

Interest expense increased by approximately 125% during the three months ended September 30, 1997 as compared to the prior year's period. This increase was directly attributable to increased borrowing to meet the continued growth in loan production activities during this period.

LIQUIDITY AND CAPITAL RESOURCES

By actively engaging in commercial lending through Business Loan Center, BLC Network, Inc., BLC Network of Florida, Inc., and BLC Network of Mid-America, Inc., the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operating expenses is currently provided by collections on loans, proceeds from loan sales, and short and long-term borrowings.

In August 1997 the Company arranged for its existing lender, Sterling National Bank & Trust Company of New York ("Bank") to enter into an inter-creditor agreement with Transamerica Business Credit Corporation ("Transamerica") pursuant to which the Bank assigned a portion of its funding obligations to Transamerica thereby increasing the funding available to the Company. As a result of the transaction Transamerica took over the funding of the unguaranteed portion of the Company's loans and increased the credit line with respect thereto to $25,000,000. The interest rate on this portion of the facility is 2% above prime. Transamerica was paid a commitment fee of 1% in connection with this loan. The Bank will continue to fund the guaranteed portion of the Company's loans and has increased its credit line with respect thereto to $8,000,000. The interest rate on this portion of the facility has been reduced to 1 1/4% over prime together with the 1/4 of 1% facility fee on each advance.

The existing Bank line, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.    Exhibits - None

                  b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1997.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date: November 14, 1997                   By:    /s/ Robert F. Tannenhauser
                                              -----------------------------
                                                Robert F. Tannenhauser
                                                President


                                          By: /s/ Jennifer M. Napier
                                              -----------------------------
                                                  Jennifer M. Napier
                                                  Treasurer