Form 10-Q
period 1997-12-31
BLC FINANCIAL SERVICES INC
filed 1998-02-17
CIK 912737

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                          Commission file number 1-8185
                                                 ------

                          BLC FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

        Delaware                                              75-1430406
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

645 Madison Avenue, 18th Floor, New York, New York               10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 212-751-5626
                                                    ------------

919 Third Avenue, 17th Floor, New York, New York                 10022
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

                              Yes  |X|    No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at February 9, 1998
               -----                        -------------------------------
      Common stock $.01 par value                      18,527,688

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 December 31,       June 30,
                                                                     1997            1997
                                                                     ----            ----
                                                                 (Unaudited)
ASSETS

Loans receivable, net                                            $ 10,669,000     $  9,839,000
Loans held for sale                                                 5,367,000        1,109,000
Cash                                                                4,096,000          803,000
Accounts receivables - loans sold                                   3,126,000        3,247,000
Accounts and other receivables                                        585,000          282,000
Prepaid expenses and deposits                                         376,000          221,000
Furniture and equipment, net of
  accumulated depreciation                                            648,000          344,000
Servicing assets                                                    2,562,000        1,972,000
Residual interests                                                  3,650,000          952,000
Deferred income taxes                                                 979,000        1,037,000
Deferred financing costs, net of
  accumulated amortization                                            609,000          280,000
                                                                 ------------     ------------

       TOTAL ASSETS                                              $ 32,667,000     $ 20,086,000
                                                                 ============     ============

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
  Notes payable                                                  $ 15,956,000     $  8,770,000
  Accounts payable & accrued expenses                                 751,000          422,000
  Due to participants                                                 838,000          524,000
  Allowance for estimated future losses on loans sold                  99,000           99,000
  Due to affiliates                                                   707,000        2,594,000
  Debentures                                                        2,773,000               --
  Debt                                                                101,000          156,000
  Customer deposits                                                 1,182,000          331,000
                                                                 ------------     ------------
       Total liabilities                                           22,407,000       12,896,000
                                                                 ------------     ------------

SHAREHOLDERS' EQUITY
  Preferred Stock, $.10 par value:
    Authorized - 2,000,000 shares issued and outstanding - none
  Common Stock, $0.01 par value:
    Authorized - 35,000,000 shares issued and outstanding
    18,482,749 and 17,341,243 respectively                            185,000          173,000
  Additional paid in capital                                        8,708,000        7,391,000
  Retained earnings (Deficit)                                       1,208,000         (464,000)
  Unrealized gain on residual interests, net of income taxes          159,000           90,000
                                                                 ------------     ------------
       Total shareholders' equity                                  10,260,000        7,190,000
                                                                 ------------     ------------

       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 32,667,000     $ 20,086,000
                                                                 ============     ============


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                     Three months ended            Six months ended
                                                         December 31,                 December 31,
                                                      1997          1996           1997          1996
REVENUES:
  Gain on sale of loans                          $  3,817,000  $    545,000   $  5,457,000  $  1,164,000
  Interest income                                     821,000       351,000      1,312,000       745,000
  Service fee income                                  381,000       292,000        628,000       435,000
  Miscellaneous                                         1,000         8,000          3,000        23,000
                                                 ------------  ------------   ------------  ------------
         Total income                               5,020,000     1,196,000      7,400,000     2,367,000
                                                 ------------  ------------   ------------  ------------

EXPENSES
  Operating costs                                   1,624,000       570,000      2,904,000     1,145,000
  General and administrative                          448,000       357,000        815,000       645,000
  Interest                                            683,000       215,000      1,038,000       373,000
  Minority interest in net income of subsidiary            --            --             --         2,000
                                                 ------------  ------------   ------------  ------------
         Total expenses                             2,755,000     1,142,000      4,757,000     2,165,000
                                                 ------------  ------------   ------------  ------------

Income before provision for income taxes            2,265,000        54,000      2,643,000       202,000

Provision for income taxes                            820,000       (17,000)       971,000        18,000
                                                 ------------  ------------   ------------  ------------

Income before extraordinary item                    1,445,000        71,000      1,672,000       184,000

EXTRAORDINARY ITEM
  Forgiveness of debt,net of a provision
    for income taxes                                       --       245,000             --       245,000
                                                 ------------  ------------   ------------  ------------

Net income                                       $  1,445,000  $    316,000   $  1,672,000  $    429,000
                                                 ============  ============   ============  ============

NET INCOME PER COMMON SHARE
  Earnings per share, basic
    Income before extraordinary item             $       0.08  $       0.00   $       0.10  $       0.01
    Extraordinary income                                   --          0.02             --          0.02
                                                 ------------  ------------   ------------  ------------

    Net income                                   $       0.08  $       0.02   $       0.10  $       0.03
                                                 ============  ============   ============  ============

  Earnings per share, diluted
    Income before extraordinary item             $       0.07  $         --   $       0.09  $       0.01
    Extraordinary income                                   --          0.01             --          0.01
                                                 ------------  ------------   ------------  ------------

    Net income                                   $       0.07  $       0.01   $       0.09  $       0.02
                                                 ============  ============   ============  ============

Weighted average number of common shares           17,426,825    16,896,971     17,384,034    16,892,349
                                                 ============  ============   ============  ============
Weighted average number of common shares
  and common stock equivalents outstanding         19,292,114    18,082,690     19,111,931    18,082,690
                                                 ============  ============   ============  ============


   The accompanying notes are an integral part of these financial statements.

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997

                                    Unaudited

                                                                                                         Unrealized
                                                          Common Stock        Additional                   Gain on
                                                     Number of                  Paid in    Accumulated    Residual
                                                       Shares       Amount      Capital      Deficit      Interests      Total
                                                    ================================================================================
Balance, June 30, 1997                               17,341,243  $   173,000  $ 7,391,000  $  (464,000)  $    90,000  $ 7,190,000

For the six months ended December 31, 1997:

   Net income                                                             --           --    1,672,000            --    1,672,000

   Warrants exercised                                 1,141,506       12,000      491,000                                 503,000

   Pre-confirmation net operating loss utilization                        --      826,000           --            --      826,000

   Change in unrealized gain on residual
    interests, net of income tax effect                      --           --           --           --        69,000    69,000.00
                                                    -----------  -----------  -----------  -----------   -----------  -----------

Balance, December 31, 1997                           18,482,749  $   185,000  $ 8,708,000  $ 1,208,000   $   159,000  $10,260,000
                                                    ===========  ===========  ===========  ===========   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                 Six months ended
                                                                    December 31,
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:
   Net income                                               $  1,672,000   $    429,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                200,000         18,000
      Utilization of pre-confirmation net operating losses       826,000             --
      Minority interest in net income of subsidiary                   --          2,000
      Convert interest accrual to notes payable                  540,000
      Provision for credit losses                                (50,000)         3,000
   Changes in assets and liabilities:
      Loans held for sale                                     (4,258,000)     1,629,000
      Accounts receivable - loans sold                           121,000             --
      Accounts and other loans receivable                       (303,000)      (127,000)
      Due to participants                                        314,000             --
      Prepaid expenses and deposits                             (155,000)         2,000
      Deferred financed costs                                   (388,000)            --
      Accounts payable & accrued expenses                        329,000         64,000
      Customer deposits                                          851,000        (96,000)
                                                            ------------   ------------
Net cash provided by (used in) operating activities             (301,000)     1,924,000
                                                            ------------   ------------
Cash flows from investing activities:
   Loans originated and purchased                            (15,559,000)    (5,260,000)
   Principal collections & sales of loans receivable          11,486,000      2,638,000
   Principal collections of residual interests                    41,000             --
   Acquisition of equipment                                     (354,000)       (64,000)
   Purchase of minority interest of subsidiary                        --       (380,000)
                                                            ------------   ------------
Net cash (used in) investing activities                       (4,386,000)    (3,066,000)
                                                            ------------   ------------
Cash flows from financing activities:
   Proceeds from notes payable                                19,696,000      5,298,000
   Proceeds from debentures                                    2,773,000             --
   Principal payments on notes payable                       (13,050,000)    (3,530,000)
   Principal payments on debt                                    (55,000)            --
   Net borrowings from affiliates                             (1,887,000)        (6,000)
   Proceeds from issuance of common stock                        503,000          5,000
                                                            ------------   ------------
Net cash provided by financing activities                      7,980,000      1,767,000
                                                            ------------   ------------
Net increase  in cash                                          3,293,000        625,000

Cash - beginning of period                                       803,000        363,000
                                                            ------------   ------------
Cash - end of period                                        $  4,096,000   $    988,000
                                                            ============   ============

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense             $    422,000   $    144,000
                                                            ============   ============
   Cash paid during period for income taxes                 $     75,000   $    125,000
                                                            ============   ============


   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1997

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

                       SIX MONTHS ENDED DECEMBER 31, 1997

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1997

                                   (Unaudited)

Per share information

      Primary income per share was computed using the weighted average number of common shares during the period. Fully diluted income per common share is also presented using the weighted average number of common shares and stock equivalents outstanding.

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the six months ended December 31, 1997 and 1996 are as follows:

                                                    1997               1996
                                                 -----------        -----------

Balance at June 30                               $   901,000        $ 1,338,000
Provision for loan losses                             74,000            (39,000)
Write-off                                            124,000                -0-
Recoveries                                               -0-                -0-
                                                 -----------        -----------

Balance at December 31                           $   851,000        $ 1,299,000
                                                 ===========        ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         QUARTER ENDED DECEMBER 31, 1997

Results of Operations:

Quarter Ended December 31, 1997 vs. Quarter Ended December 31, 1996

The Company recorded net income of approximately $1,445,000 (or $.08 per share) for the three months ended December 31, 1997, as compared to net income of approximately $316,000 (or $.02 per share) for the three months ended December 31, 1996. (All earnings per share discussed herein are based upon basic earnings per share computations.)

Revenues for the three months ended December 31, 1997 increased from approximately $1,196,000 at December 31, 1996 to approximately $5,020,000, or by 319%. This increase can be attributed to Business Loan Center, Inc.'s ("Business Loan Center"), a wholly-owned subsidiary, (i) sale of the unguaranteed portion of a pool of its SBA loans; (ii) greater level of loan originations which resulted in (a) an increase in the gain recognized upon the sale of SBA-guaranteed loans in the secondary market; and (b), an increased loan portfolio which generated greater interest and service fee income for the three months ending December 31, 1997 as compared to the three months ending December 31, 1996. At December 31, 1997, Business Loan Center's total serviced loan portfolio approximated $130,842,000, as compared to a portfolio which aggregated approximately $75,300,000 at December 31, 1996. At December 31, 1997, the SBA guaranteed loan portfolio approximated $97,703,000 while the unguaranteed balance approximated $33,139,000.

Interest income increased from approximately $351,000 for the three months ended December 31, 1996 to approximately $821,000 for the three months ended December 31, 1997, or by approximately 134%. Substantially all performing loans at December 31, 1997 bore interest at rates between 10.5% and 11.25%. This increase in interest income directly resulted from Business Loan Center's increased retained loan portfolio that included approximately $5,367,000 in SBA-guaranteed loans which have not yet been sold in the secondary market as well as the repurchase of approximately $5,820,000 in previously sold participations in the unguaranteed portions of certain SBA loans.

Service fee income, which increased by approximately 30% from the prior year's quarter, reflected the effects of earning servicing fees of between 1% to 2.62% per annum on the SBA guaranteed portion of Business Loan Center's sold loan portfolio which aggregated approximately $83,180,000 at December 31, 1997. The average service fee rate for guaranteed loans closed and sold during the quarter ended December 31, 1997 was 2.12%. The service fee rate for unguaranteed participations in loans previously sold by Business Loan Center, which currently aggregate approximately $5,698,000, was between .75% and 1.75% per annum for the quarter ended December 31, 1997.

Loans in the aggregate principal amount of approximately $20,332,000 were funded during the three months ended December 31, 1997, as compared to loans in the aggregate principal amount of approximately $7,965,000 for the three months ended December 31, 1996. The SBA- guaranteed principal amount of the loans funded during the three months ended December 31, 1997 aggregated approximately $14,712,000 as compared to approximately $5,974,000 for the prior year's period.

The majority of the SBA-guaranteed portion of the loans funded during the quarter ended December 31, 1997 were sold in the secondary market immediately subsequent to the closing of each loan at premium rates equal to approximately 10% of the face amount of the guaranteed portion resulting in a gain of approximately $1,363,000. The net gain resulting from the sale of the SBA Loan Backed Adjustable Rate Class A Certificates was approximately $1,971,000. The gain on the unguaranteed portion was net of (i) costs in the approximate amount of $460,000; and (ii) a reversal of a previously booked gain from the sale of participations in the unguaranteed portion of certain loans in the approximate amount of $622,000, which were repurchased during the quarter ended December 31, 1997. Gains on the sale of both the guaranteed and unguaranteed portion of loans approximated $3,817,000 for the three months ended December 31, 1997, as compared to approximately $545,000 for the three months ended December 31, 1996.

In December 1997 the Company, through Business Loan Center, successfully completed the sale of the unguaranteed portion of certain of its SBA loans through the issuance of SBA Loan- Backed Adjustable Rate Class A Certificates Series 1997-1 in the approximate aggregate principal amount of $18,000,000. The Class A Certificates received an 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $1,800,000 were acquired by Business Loan Center Financial Corp., also a wholly-owned subsidiary of the Company. The Class A and B Certificates will pay annual interest rates of 6.6% and 7.0%, respectively, during the initial accrual period. Therefore, the Class A Certificates will pay a per annum interest rate equal to the Prime Rate less 190 basis points. The Class B Certificates will pay a per annum interest rate equal to the Prime Rate less 150 basis points.

The increase in Business Loan Center's loan volume during the three months ended December 31, 1997, resulted from increased origination activities of the Company's wholly-owned loan production subsidiaries located in Panama City Beach, Florida, Wichita, Kansas and Richmond, Virginia. The Company recently established three new satellite loan origination offices in Baton Rouge, Louisiana, Albuquerque, New Mexico and Plano, Texas.

At December 31, 1997, sixty-three (63) proposed loans in the aggregate principal amount of approximately $43,840,000 had received both Business Loan Center and SBA approval and were awaiting closing. An additional thirty (30) proposed loans in the aggregate principal amount of approximately $31,754,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

The Company's operating expenses increased from approximately $570,000 for the three months ended December 31, 1996 to approximately $1,624,000 for the quarter ended December 31, 1997. This increase resulted from (i) greater salary expenditures and (ii) greater commission expenses relating to increased loan origination activities during the quarter ended December 31, 1997.

General and administrative expenses of approximately $448,000 for the three months ended December 31, 1997 increased from approximately $357,000 for the prior year's period as a result of greater rent, legal, accounting, and administrative expenditures associated with the expansion and growth of the Company.

Interest expense increased by approximately 218% during the three months ended December 31, 1997 as compared to the prior year's period. This increase was directly attributable to increased borrowing to meet the continued growth in loan production activities during this period.

Subsequent to the quarter ended December 31, 1997, the Company's Preferred Lending Status ("PLP") was increased from approximately 25 to 40 regions, to now include: Birmingham, Alabama; Washington, D.C.; Indianapolis, Indiana; New Orleans, Louisiana; Louisville, Kentucky; Baltimore, Maryland; Las Vegas, Nevada; Newark, New Jersey; Elmira, Rochester and Syracuse, New York; Pittsburgh, Pennsylvania; Columbia, South Carolina; Nashville, Tennessee and Clarksburg, West Virginia. PLP status is granted to those lenders who display exceptional performance with respect to originating, closing and servicing SBA loans. PLP status allows the Lender to process loans without prior SBA approval and issue the SBA's guaranty on the government's behalf.

Results of Operations:

Six Months Ended December 31, 1997 vs. Six Months Ended December 31, 1996

The Company recorded net income of $1,672,000 (or $.10 per share) for the six months ended December 31, 1997, as compared to net income of approximately $429,000 or ($.03 per share) for the six months ended December 31, 1996. Revenues for the six months ended December 31, 1997 increased to approximately $7,400,000 from $2,367,000 for the six months ended December 31, 1996 as a result of greater loan originations, an increased serviced loan portfolio and gains on the sale of both the guaranteed and unguaranteed portion of loans.

Interest income increased from approximately $745,000 for the six months ended December 31, 1996 to approximately $1,312,000 for the six months ended December 31, 1997, or by 76%. This increase directly resulted from Business Loan Center's increased performing loan portfolio. Substantially all performing loans during the six months ended December 31, 1997 bore interest at rates between 10.50% and 11.25%, per annum while loans performing during the prior year's period bore interest at rates between 10.75% and 11.00%.

Service fee income increased from approximately $435,000 for the six months ended December 31, 1996 to approximately $628,000 for the six months ended December 31,1997. This 44% increase directly resulted from the increased serviced loan portfolio, as Business Loan Center continues to earn servicing fees of between 1.0% and 2.62% per annum on the guaranteed portion of those loans sold in the secondary market. The average service fee rate earned on loans sold in the secondary market during the six months ended December 31, 1997 was 2.15%. The service fee rate for unguaranteed participations in loans previously sold by Business Loan Center, which currently aggregate approximately $5,698,000, was between .75% and 1.75% per annum for the quarter ended December 31, 1997.

Loans in the approximate principal amount of $39,766,000 were originated during the six months ended December 31, 1997, as compared to loans in the approximately aggregate principal amount of $15,145,000 for the six months ended December 31, 1996. The SBA-guaranteed principal amount of the loans originated during the six months ended December 31, 1997 aggregated approximately $28,381,000, as compared to the aggregate guaranteed principal of approximately $11,361,000 for the prior year's period.

The majority of loans originated during the six months ended December 31, 1997 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of both the guaranteed and unguaranteed portion of loans for the six months ended December 31, 1997 approximated $5,457,000, as compared to approximately $1,164,000 for the six months ended December 31, 1996. A gain of approximately $2,763,000 resulted from the sale of the SBA guaranteed portions of loans sold during the period at a premium of approximately 10% over the face of the guaranteed portion. A net gain of approximately $1,971,000 resulted from the sale of the SBA Loan-Backed Adjustable Rate Class A Certificates. The gain on the sale of the SBA Loan-Backed Adjustable Rate Class A Certificates was net of (i) costs in the approximate amount of $460,000; and
ii) a reversal of a previously booked gain from the sale of participations in the unguaranteed portion of certain loans in the approximate amount of $622,000, which were repurchased during the quarter ended December 31, 1997.

Revenues generated by a wholly-owned loan origination subsidiary during the six months ended December 31, 1997 approximated $248,027. The loan origination subsidiary places first mortgage loans with outside lenders at an average premium of 5.56% of the face amount of the loan.

Overall, operating expenses of the Company increased by 154% over the prior year's period primarily as a result of the additional overhead expenditures incurred by the origination offices as well as the increased commission costs associated with the generation of increased loan volume during the period.

General and administrative expenses of approximately $815,000 for the six months ended December 31, 1997 increased from approximately $645,000 for the prior year's period as a result of greater rent, legal, accounting, and administrative expenditures associated with the expansion and growth of the Company.

Interest expense increased during the six months ended December 31, 1997 by approximately 178% from the prior year's period due to increased borrowing to fund loan activities and to carry partially-funded loans until such time as they are fully disbursed and sold on the secondary market.

LIQUIDITY AND CAPITAL RESOURCES

By actively engaging in commercial lending through Business Loan Center and the Company's wholly-owned loan production subsidiaries, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operating expenses is currently provided by collections on loans, proceeds from loan sales, and short- and long-term borrowing.

In August 1997 the Company arranged for its existing lender, Sterling National Bank & Trust Company of New York ("Bank") to enter into an Inter-creditor Agreement with Transamerica Business Credit Corporation ("Transamerica") pursuant to which the Bank assigned a portion of its funding obligations to Transamerica thereby increasing the funding available to the Company. As a result of the transaction, Transamerica took over the funding of the unguaranteed portion of the Company's loans and increased the credit line with respect thereto to $25,000,000. Additionally, the interest rate on this portion of the facility was recently reduced from 2% to 1- 1/2% over the Prime Rate. In addition to obtaining a reduced interest rate, Transamerica has increased the advance rate from 75% to 80%. The Bank will continue to fund the guaranteed portion of the Company's loans and has increased its credit line with respect thereto to $8,000,000. The interest rate on this portion of the facility is 1-1/4% over the Prime Rate together with a 1/4 of 1% facility fee on each advance.

On December 19, 1997 the Company, through Business Loan Center, successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates Series 1997-1 in the approximate aggregate principal amount of $18,000,000. The Class A Certificates received an 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the amount of $1,800,000 were acquired by Business Loan Center Financial Corp., also a wholly-owned subsidiary of the Company.

The Class A and B Certificates will pay annual interest rates of 6.6% and 7.0%, respectively, during the initial accrual period. Therefore, the Class A Certificates will pay a per annum interest rate equal to the Prime rate less 190 basis points. The Class B Certificates will pay a per annum interest rate equal to the Prime rate less 150 basis points. The applicable interest rate earned on the Class A and Class B Certificates will be adjusted on the first business day of every January, April, July and August using the lowest Prime lending rate published in the Eastern edition of the Wall Street Journal on the applicable adjustment date. Principal payments on the

SBA loans are passed through to the holders of the Certificates on a pro-rata basis with the holders of the guaranteed portion of the loans.

The 'AAA' (Triple A) rating on the senior Certificates is based on an analysis of the legal and financial structure of the transaction. Also considered are the characteristics of the pool of loans being purchased by the trust, the delinquency and default history of the portfolios of SBA loans of the Seller, as well as the Small Business Administration. The loan origination and servicing policies and procedures of the Seller and aggregate credit enhancement of 12% on the date of issuance and 15% thereafter are included in the rating consideration. The credit enhancement is comprised of the 9% subordinated Certificates and a cash reserve equal of 3 % of the outstanding aggregate principal balance of the unguaranteed interests of the loans on the date of issuance. Thereafter, the cash reserve will be funded with the excess spread from the transaction.

In addition the Company raised through a private placement, approximately $2,773,000 in convertible debentures in December 1997. The debentures are convertible into common stock at $2.00 per share and pay interest quarterly at the rate of 9 1/4 % per annum. The debentures have a four year term. The Company also received approximately $503,000 through the exercise of previously issued warrants to purchase common stock of the Company.

The existing Bank line, along with the anticipated proceeds generated from the sale of both the guaranteed and unguaranteed portions, the proceeds from the debenture offering and exercise of warrants, the cash generated from the existing portfolio in the form of interest and servicing income, the greater advance rate and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits - None

            b. A Form 8-K was filed by the Company on December 30, 1997 reporting the sale of its SBA Loan Backed Adjustable Rate Class A Certificates Series 1997-1.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date: February 17, 1998                   By: /s/ Robert F. Tannenhauser
                                              -----------------------------
                                              Robert F. Tannenhauser
                                              President



                                          By: /s/ Jennifer M. Napier
                                              -----------------------------
                                              Jennifer M. Napier
                                              Chief Financial Officer