Form 10-Q
period 1998-03-31
BLC FINANCIAL SERVICES INC
filed 1998-05-20
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

                      Commission file number   001-14065
                                               ---------

                          BLC FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

          Delaware                                             75-1430406
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

645 Madison Avenue, 18th Floor, New York, New York               10022
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

                                    Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at March 31, 1998
      -----                                -----------------------------

Common stock $.01 par value                         19,665,947

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     March 31,       June 30,
                                                                       1998            1997
                                                                       ----            ----
ASSETS                                                              (Unaudited)
Loans receivable, net                                             $ 11,226,000   $  9,839,000
Loans held for sale                                                  3,413,000      1,109,000
Cash                                                                 3,380,000        803,000
Accounts receivables - loans sold                                    5,324,000      3,247,000
Accounts and other receivables                                         837,000        282,000
Prepaid expenses and deposits                                          355,000        221,000
Furniture and equipment, net of
   accumulated depreciation                                            798,000        344,000
Servicing assets                                                     2,761,000      1,972,000
Residual interests                                                   4,426,000        952,000
Due from participants                                                   31,000
Deferred income taxes                                                  962,000      1,037,000
Deferred financing costs, net of
    accumulated amortization                                           666,000        280,000
                                                                  ------------   ------------

          TOTAL ASSETS                                            $ 34,179,000   $ 20,086,000
                                                                  ============   ============
LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
   Notes payable                                                  $ 16,917,000   $  8,770,000
   Accounts payable & accrued expenses                                 815,000        422,000
   Due to participants                                                    --          524,000
   Allowance for estimated future losses on loans sold                  99,000         99,000
   Due to affiliates                                                      --        2,594,000
   Debentures                                                        3,328,000           --
   Debt                                                                 74,000        156,000
   Customer deposits                                                 1,008,000        331,000
                                                                  ------------   ------------
      Total liabilities                                             22,241,000     12,896,000
                                                                  ------------   ------------
SHAREHOLDERS' EQUITY
  Preferred Stock, $.10 par value:
    Authorized - 2,000,000 shares issued and outstanding - none
  Common Stock, $0.01 par value:
    Authorized - 35,000,000 shares issued and outstanding
    19,665,947 and 17,341,243 respectively                             197,000        173,000
  Additional paid in capital                                         9,741,000      7,391,000
  Retained earnings (Deficit)                                        1,808,000       (464,000)
  Unrealized gain on residual interests, net of income taxes           192,000         90,000
                                                                  ------------   ------------
      Total shareholders' equity                                    11,938,000      7,190,000
                                                                  ------------   ------------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 34,179,000   $ 20,086,000
                                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                       Three months ended          Nine months ended
                                                            March 31,                   March 31,
                                                       1998          1997          1998          1997
REVENUES:
   Gain on sale of loans                           $ 2,332,000   $ 1,008,000   $ 7,788,000   $ 2,172,000
   Interest income                                     518,000       379,000     1,830,000     1,124,000
   Service fee income                                  554,000       304,000     1,182,000       738,000
   Miscellaneous                                        32,000        17,000        35,000        40,000
                                                   -----------   -----------   -----------   -----------
          Total income                               3,436,000     1,708,000    10,835,000     4,074,000
                                                   -----------   -----------   -----------   -----------
EXPENSES
   Operating costs                                   1,467,000       891,000     4,371,000     2,035,000
   General and administrative                          482,000       306,000     1,298,000       951,000
   Interest                                            527,000       283,000     1,565,000       656,000
   Minority interest in net income of subsidiary          --            --            --           2,000
                                                   -----------   -----------   -----------   -----------
          Total expenses                             2,476,000     1,480,000     7,234,000     3,644,000
                                                   -----------   -----------   -----------   -----------

Income before provision for income taxes               960,000       228,000     3,601,000       430,000

Provision for income taxes                             358,000        40,000     1,329,000        58,000
                                                   -----------   -----------   -----------   -----------

Income before extraordinary item                       602,000       188,000     2,272,000       372,000

EXTRAORDINARY ITEM
   Forgiveness of debt,net of a provision
      for income taxes                                    --            --            --         245,000
                                                   -----------   -----------   -----------   -----------

Net income                                         $   602,000   $   188,000   $ 2,272,000   $   617,000
                                                   ===========   ===========   ===========   ===========
NET INCOME PER COMMON SHARE
   Earnings per share, basic
      Income before extraordinary item             $      0.03   $      0.01   $      0.13   $      0.02
      Extraordinary income                                --            --            --            0.01
                                                   -----------   -----------   -----------   -----------
      Net income                                   $      0.03   $      0.01   $      0.13   $      0.03
                                                   ===========   ===========   ===========   ===========

   Earnings per share, diluted
      Income before extraordinary item             $      0.03   $      0.01   $      0.11   $      0.02
      Extraordinary income                                --            --            --            0.01
                                                   -----------   -----------   -----------   -----------
      Net income                                   $      0.03   $      0.01   $      0.11   $      0.03
                                                   ===========   ===========   ===========   ===========

Weighted average number of common shares            18,703,853    17,114,171    17,852,501    16,965,210
                                                   -----------   ===========   -----------   ===========

Weighted average number of common shares
   and dilutive securities outstanding              23,420,466    18,095,482    20,669,168    17,979,369
                                                   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                    Unaudited

                                                                                                            Unrealized
                                                             Common Stock          Additional                Gain on
                                                    Number of                       Paid in    Accumulated   Residual
                                                      Shares           Amount       Capital      Deficit     Interests     Total
                                                   --------------------------------------------------------------------------------
Balance, June 30, 1997                              17,341,243      $ 173,000   $7,391,000   $  (464,000)   $  90,000   $ 7,190,000

For the nine months ended March 31, 1998:

   Net income                                                              --           --     2,272,000           --     2,272,000

   Warrants exercised                                2,324,704         24,000    1,194,000                                1,218,000

   Pre-confirmation net operating loss utilization                         --    1,156,000          --             --     1,156,000

   Change in unrealized gain on residual
    interests, net of income tax effect                     --             --           --            --      102,000       102,000
                                                    ----------      ---------   ----------   -----------    ---------   -----------
    Balance, March 31, 1998                         19,665,947      $ 197,000   $9,741,000   $ 1,808,000    $ 192,000   $11,938,000
                                                    ==========      =========   ==========   ===========    =========   ===========


   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                        Nine months ended
                                                                             March 31,
                                                                        1998           1997
                                                                        ----           ----
Cash flows from operating activities:
   Net income                                                     $  2,272,000   $    617,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                      111,000        145,000
      Utilization of pre-confirmation net operating losses           1,156,000           --
      Minority interest in net income of subsidiary                                     2,000
      Convert interest accrual to notes payable                      1,237,000
      Provision for credit losses                                      (50,000)       (50,000)
      Extraordinary item, (note 4)                                                   (345,000)
   Changes in assets and liabilities:
      Loans held for sale                                           (2,304,000)
      Accounts receivable - loans sold                              (2,077,000)     1,446,000
      Accounts and other loans receivable                             (555,000)       (86,000)
      Due from participants                                            (31,000)
      Due to participants                                             (524,000)          --
      Prepaid expenses and deposits                                   (134,000)      (333,000)
      Deferred tax asset                                                75,000
      Deferred financed costs                                         (534,000)       (75,000)
      Accounts payable & accrued expenses                              393,000        104,000
      Customer deposits                                                677,000        (33,000)
                                                                      ----------    ----------
Net cash provided by operating activities                             (288,000)     1,392,000
                                                                      ----------    ----------

Cash flows from investing activities:
   Loans originated and purchased                                  (30,068,000)   (28,201,000)
   Principal collections & sales of loans receivable                24,559,000     21,257,000
   Principal collections of residual interests                         139,000           --
   Acquisition of equipment                                           (545,000)      (199,000)
   Purchase of minority interest of subsidiary                            --         (380,000)
                                                                    ------------    ----------
Net cash (used in) investing activities                             (5,915,000)    (7,523,000)
                                                                    ------------    ----------

Cash flows from financing activities:
   Net Borrowings under credit lines                                 6,910,000      3,939,000
   Proceeds from debentures                                          3,328,000           --
   Principal payments on debt                                          (82,000)       (72,000)
   Net borrowings from affiliates                                   (2,594,000)     2,874,000
   Proceeds from issuance of common stock                            1,218,000        178,000
                                                                    ------------    ----------
Net cash provided by  financing activities                           8,780,000      6,919,000
                                                                     ---------      ---------

Net increase  in cash                                                2,577,000        788,000

Cash - beginning of period                                             803,000        363,000
                                                                    ------------    ---------

Cash - end of period                                              $  3,380,000   $  1,151,000
                                                                  ============   ============

                      Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                   $    639,000   $    599,000
                                                                  ============   ============

   Cash paid during period for income taxes                       $    153,000   $    175,000
                                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1998

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

                        NINE MONTHS ENDED MARCH 31, 1998

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

      The Company generally ceases to accrue interest income on loan receivables, which become 90 days delinquent, categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1998

                                   (Unaudited)

Per share information

      Primary income per share was computed using the weighted average number of common shares during the period. Fully diluted income per common share is also presented using the weighted average number of common shares and stock equivalents outstanding.

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the nine months ended March 31, 1998 and 1997 are as follows:

                                                  1998          1997
                                                  ----          ----

Balance at June 30                           $   901,000    $ 1,338,000
                                             -----------    -----------
Provision for loan losses                         74,000        (50,000)

Write-off                                       (124,000)      (230,000)
                                                                  - 0 -
Recoveries                                         - 0 -          - 0 -
                                             -----------    -----------
Balance at March 31                          $   851,000    $ 1,058,000
                                             ===========    ===========

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1998

Results of Operations:
Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997

The Company recorded net income of $602,000 (or $.03 per share) for the three months ended March 31, 1998, as compared to net income of $188,000 (or $.01 per share) for the three months ended March 31, 1997. Net income before provision for income taxes was $960,000 for the quarter ended March 31, 1998, as compared to $228,000 for the quarter ended March 31, 1997.

Revenues for the three months ended March 31, 1998, which approximated $3,436,000 increased by 101% from the prior year's period due primarily to higher premium, servicing, gain on the sale of loans and interest income generated from the Company's serviced loan portfolio. This is directly attributable to (i) a 62% increase in the loan portfolio, which approximated $140.6 million at March 31, 1998, as compared to approximately $86.7 million at March 31, 1997, (ii) sales of SBA-guaranteed loans originated and sold in the secondary market during this quarter resulting in gains of approximately $1,282,000 and (iii) the sale of the unguaranteed loan portfolio for gains aggregating approximately $814,000.

Interest income increased from $379,000 for the three months ended March 31, 1997 to $518,000 for the three months ended March 31, 1998. The increase is attributed to an increase in the interest rates earned on BLC's retained performing loan portfolio, which approximated $15.3 at March 31, 1998, to between 11.00% and 11.25%, as compared to interest rates between 10.75% and 11.00% for the prior year's quarter.

Service fee income, which increased by 82% from the prior year's quarter, approximated $554,000 at March 31, 1998. This increase directly resulted from the increased performing loan portfolio which had been sold with servicing retained. The sold and serviced loan portfolio, which includes both the guaranteed and unguaranteed portions of loans, approximated $127 million at March 31, 1998.

Loans in the approximate aggregate principal amount of $15,481,000 were originated and funded during the three months ended March 31, 1998, as compared to loans in the approximate aggregate principal amount of $12,849,000 for the three months ended March 31, 1997, representing a 20% increase during the referenced periods. The SBA-guaranteed principal amount of the loans originated and funded during the three months ended March 31, 1998 approximated $11,000,000, as compared to the aggregate SBA-guaranteed principal of $9,644,000 for the prior year's period. Of those loans originated and fully funded during the quarter ended March 31, 1998, substantially all were sold in the secondary market immediately subsequent to the closing of each loan, at premium rates approximating 10%. Total gains on the sale the guaranteed and unguaranteed portion of loans funded during the three months ended March 31, 1998 were $2,096,000.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1998

Results of Operations:
Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997 (continued)

The increase in Business Loan Center's loan volume during the three months ended March 31, 1998 resulted from increased origination activities ensuing from the consolidated efforts of the Company's wholly-owned loan production subsidiaries located in Panama City Beach, Florida; Wichita, Kansas; and Richmond, Virginia. The Company recently established four new satellite loan origination offices in Baton Rouge, Louisiana; Albuquerque, New Mexico, Plano, Texas and Indianapolis, Indiana

At March 31, 1998, thirty seven (37) loans in the approximate aggregate principal amount of $27,245,000 had received both Business Loan Center, Inc. ("Business Loan Center") and SBA approval and were awaiting settlement. An additional fifty seven (57) proposed loans in the approximate aggregate principal amount of $39,099,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

Operating expenses of the Company increased by approximately 65% and general and administrative expenses increased by approximately 58% over the prior year's quarter due to (i) the additional overhead and origination costs resulting from increased loan volume, (ii) overall growth and expansion of loan origination offices, (iii) legal fees associated with a securitization and (iv) expansion into the United States Department of Agriculture's Business and Industry Guaranteed Loan Program.

Interest expense for the quarter ended March 31, 1998 increased by approximately 86% over the prior years quarter. This increase was directly attributable to Business Loan Center's increased borrowings under its credit line necessary for the continued growth in loan production activities during the quarter.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1998

Results of Operations:
Nine Months Ended March 31, 1998 vs. Nine Months Ended March 31, 1997

The Company recorded net income of $2,272,000 (or $.13 per basic share) for the nine months ended March 31, 1998, as compared to net income of $617,000 (or $.03 per basic share) for the nine months ended March 31, 1997. Net income per diluted share for the nine months ended March 31, 1998 was $.11 per share, as compared to $.03 per share for the nine months ended March 31, 1997.

Revenues for the nine months ended March 31, 1998 increased to approximately $10,835,000, as compared to approximate revenues of $4,074,000 for the prior year's period, or by approximately 166%, as a result of the continued growth in the Company's loan portfolio.

Interest income increased from $1,124,000 for the nine months ended March 31, 1997 to $1,830,000 for the nine months ended March 31, 1998, or by approximately 63%. This increase resulted from the increased performing loan portfolio. Substantially all performing loans during the nine months ended March 31, 1998 were bearing interest at rates between 11.0% and 11.25%.

Service fee income increased from $738,000 for the nine months ended March 31, 1997 to $1,182,000 for the nine months ended March 31, 1998. This 60% increase directly resulted from the increased serviced performing loan portfolio. Business Loan Center continues to earn servicing fees of between 1% to 2.6% per annum on those guaranteed loans sold in the secondary market. The average service fee rate earned on guaranteed loans sold in the secondary market during the nine months ended March 31, 1998 was 2.18%. The service fee rate for unguaranteed participations in loans previously sold by Business Loan Center, which currently aggregate approximately $5,132,000, was between .75% and 1.75% per annum for the period ended March 31, 1998.

Loans in the approximate aggregate principal amount of $55,232,000 were originated and funded during the nine months ended March 31, 1998, as compared to loans in the aggregate principal amount of $27,994,000 for the nine months ended March 31, 1997. The SBA-guaranteed principal amount of the loans originated and funded during the nine months ended March 31, 1998 aggregated $39,088,000, as compared to an aggregate guaranteed principal of $21,006,000 for the prior year's period.

The majority of loans originated during the nine months ended March 31, 1998 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of loans for the nine months ended March 31, 1998 approximated $7,788,000, as compared to approximately $2,172,000 for the nine months ended March 31, 1997. Of this approximately $4,045,000 resulted from the sale of the SBA guaranteed portions of loans sold during the period at a premium of approximately 10% over the face of the guaranteed portions. A net gain of approximately $2,785,000

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED MARCH 31, 1998

Results of Operations:
Nine Months Ended March 31, 1998 vs. Nine Months Ended March 31, 1997
(continued)

resulted from the securitization and sale of the SBA Loan-Backed Adjustable Rate Class A Certificates. The increase in Business Loan Center's loan volume during the nine months ended March 31, 1998 resulted from increased origination activities ensuing from the consolidated efforts of the Company's wholly-owned loan production subsidiaries located in Panama City Beach, Florida; Wichita, Kansas; and Richmond, Virginia. The Company recently established four new satellite loan origination offices in Baton Rouge, Louisiana; Albuquerque, New Mexico, Plano, Texas and Indianapolis, Indiana.

During the nine months ended March 31, 1998, the Business Loan Center's Preferred Lender Status ("PLP") was increased to 39 regions by the SBA . Preferred Lender status is granted by the SBA to those lenders who display exceptional performance with respect to originating, closing, and servicing SBA loans. PLP status is advantageous in that it allows the Lender to process loans without prior SBA approval and issue the SBA's guaranty on the government's behalf, therefore, expediting the loan origination process.

Operating expenses of the Company for the nine months ended March 31, 1998 increased by approximately 115% and general and administrative expenses increased by approximately 36% over the prior year's period due to the additional overhead and origination costs, including salaries and commission expenditures associated with the addition of new loan production entities and increased loan origination activities, increased loan volume, overall growth and expansion and legal fees.

Interest expense of the Company for the nine months ended March 31, 1998 increased by approximately 139% over the prior years period. This increase is attributable to increased borrowings under Business Loan Center's credit line and through affiliated sources to fund the continued growth in the loan portfolio.

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1998

Liquidity and Capital Resources

By actively engaging in commercial lending, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operations is currently provided by loan collections, loan sales, and short and long-term borrowings.

In March 1998 the Company arranged for Transamerica Business Credit Corporation ("Transamerica") to replace its existing lender, Sterling National Bank & Trust Company of New York. As a result of the transaction, Transamerica took over the funding of the Business Loan Center's loans and increased the credit line with respect thereto to $25,000,000. Additionally, the interest rate on this portion of the facility was reduced. In addition to obtaining a reduced interest rate, Transamerica has increased the advance rate with respect to the unguaranteed portions from 75% to 80%.

On December 19, 1997 the Company, through Business Loan Center, successfully completed the securitization and sale of a portion of its unguaranteed SBA loan portfolio through the issuance of its SBA Loan-Backed Adjustable Rate Class A Certificates 1997-1 in the approximate aggregate principal amount of $18,000,000. The Class A Certificates received an 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $1,800,000 were acquired by Business Loan Center Financial Corp., also a wholly-owned subsidiary of the Company. The Class A and Class B Certificates were initially backed the unguaranteed portion of SBA loans in the approximate aggregate principal amount of $16.3 million and a cash pre-funding account of $3.5 million.

On February 19, 1998 the Company, through Business Loan Center, transferred approximately $3.5 million in the unguaranteed portion of SBA loans in exchange for a like amount of cash from the pre-funding account.

The Class A and B Certificates will pay annual interest rates of 6.6% and 7.0%, respectively, during the initial accrual period. Thereafter, the Class A Certificates will pay a per annum interest rate equal to the prime rate less 190 basis points. The Class B Certificates will pay a per annum interest rate equal to the prime rate less 150 basis points. The applicable interest rate earned on the Class A and Class B Certificates will be adjusted on the first business day of every January, April, July and August using the lowest prime lending rate published in the Easter edition of the Wall Street Journal on the applicable adjustment date. Principal payments on the SBA loans are passed through to the holders of the Certificates on a pro-rata basis with the holders of the guaranteed portion of the loans.

The 'AAA' (Triple A) rating on the senior Certificates is based on an analysis of the legal and financial structure of the transaction. Also considered are the characteristics of the pool of loans

BLC FINANCIAL SERVICES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 1998

Liquidity and Capital Resources (continued)

being purchased by the trust, the delinquency and default history of the portfolios of SBA loans of the Seller, as well as the Small Business Administration. The loan origination and servicing policies and procedures of the Seller and aggregate credit enhancement of 12% on the date of issuance and 15% thereafter are included in the rating consideration. The credit enhancement is comprised of the 9.0% subordinated Class B Certificates and a cash reserve equal to 3% of the outstanding aggregate principal balance of the unguaranteed interests of the loans on the date of issuance. Thereafter, the cash reserve will be funded with the excess spread from the transaction.

In addition the Company raised through a private placement, approximately $3,328,000 in convertible debentures during the nine months ended March 31, 1998. The debentures are convertible into common stock at $2.00 per share and pay interest quarterly at the rate of 9 1/4% per annum. The debentures have a four year term. During the nine months ended March 31, 1998, the Company also received approximately $1,218,000 through the exercise of previously issued warrants to purchase common stock of the Company.

The existing Bank line, along with the anticipated proceeds generated from the sale of both the guaranteed and unguaranteed portions, the cash generated from the existing portfolio in the form of interest and servicing income, the greater advance rate and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

            N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits - None

            b. A Form 8-K was filed by the Company on October 1, 1997 reporting the Company's repurchase of previously sold loan participations; and on December 30, 1997 reporting the sale of its SBA Loan Backed Adjustable Rate Class A Certificates Series 1997-1.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.

Date: May 20, 1998                  By:  /s/ Robert F. Tannenhauser
                                        ----------------------------------
                                          Robert F. Tannenhauser,
                                          President and Chief
                                          Financial Officer