Form 10-K
period 1998-06-30
BLC FINANCIAL SERVICES INC
filed 1998-09-28
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 1998 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                     to

Commission file number 001-14065

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

c/o Jennifer M. Goldstein
Business Loan Center, Inc.
645 Madison Avenue, 18th Floor, New York, NY              10022-1010
--------------------------------------------              ----------
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            At September 8, 1998, there were outstanding 19,918,452 shares of the Registrant's Common Stock ("Common Stock"), $.01 par value per share. The aggregate market value as of September 8, 1998, of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $33,941,000.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     Part I.

            This Annual report on form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ( the "Exchange Act"). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions describe above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans. Compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

            Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business of the Company", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, increases in borrowing costs, government regulations and other risk factors detailed in the Company's Securities and Exchange Commission filings.

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

Item 1. BUSINESS OF THE COMPANY.

            BLC Financial Services, Inc., a Delaware corporation (the "Company"), is engaged, through its wholly owned subsidiary Business Loan Center, Inc., a Delaware corporation ("Business Loan Center"), primarily in the business of originating, selling and servicing loans to small businesses under the Guaranteed Loan Program (the "Guaranteed Loan Program" or the "SBA 7(a) Program") sponsored by the United States Small Business Administration (the "SBA").

            In addition, the Company recently qualified as a participating lender in the United

States Department of Agriculture (the "USDA") Business and Industry Guaranteed Loan Program (the "B&I Program"), through its wholly owned subsidiary BLC Commercial Capital Corporation ("BLC Comm Cap Corp"). The B&I Program was designed to create jobs and stimulate rural economies by providing financial backing for rural businesses.

            The Company originally incorporated in Texas on October 30, 1973 under the name Crawford Energy, Inc., and was reincorporated in Delaware on August 10, 1990. As of April 30, 1998, the Company became listed on the American Stock Exchange (AMEX), and prior to that date the Company was listed on the OTC Bulletin Board.

Organizational Structure

            The Company has seven wholly owned subsidiaries: Business Loan Center, a small business lending company which participates in the SBA 7(a) Guaranteed Loan Program, BLC Comm Cap Corp., a lending company which participates in the United States Department of Agriculture Business & Industry Guaranteed Loan Program, BLC Cap Corp, a lending company which generates loans that which may exceed the SBA's maximum guaranteed portion, Business Loan Center Financial Corporation, holder of the Class B Certificates issued in connection with a securitization consummated by Business Loan Center, BLC Financial Network ("BLC Network"), a loan origination company , BLC Financial Network of Mid-America ("BLC Network Mid-America"), a loan origination company, and BLC Financial Network of Florida ("BLC Network Florida"), a loan origination company.

            Loan Production Subsidiaries . BLC Network, BLC Mid-America and BLC Florida are loan production subsidiaries formed to coordinate and facilitate loan origination activities for Business Loan Center and BLC Comm Cap Corp., and BLC Capital Corp. BLC Financial Network is headquartered in Richmond Virginia and has two satellite offices in Indianapolis, Indiana and Annandale, Virginia (near Washington D.C.), while BLC Mid-America is headquartered in Wichita, Kansas and has satellite offices in Plano, Texas, Seattle, Washington and Albuquerque, New Mexico. BLC Florida is headquartered in Panama City, Florida and has satellite offices in Baton Rouge, Louisiana as well as Orlando, Florida.

Business Loan Center, Inc.

            Background. Business Loan Center, a Small Business Lending Company, (as defined in and under the Small Business Administration Act (the "SBA Act"), is authorized to originate, sell, and service loans to small businesses under the SBA 7(a) Program.

            Business Loan Center's principal office is located at 645 Madison Avenue, New York, New York, with branch offices in Richmond and Annandale, Virginia (near Washington D.C.), Indianapolis, Indiana, Panama City Beach and Orlando, Florida, Baton Rouge, Louisiana, Wichita, Kansas, Plano, Texas, Albuquerque, New Mexico, Seattle, Washington and Burlington, Vermont.

            The SBA (7a) Program - The SBA offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by participating lenders such as Business Loan Center under the Guaranteed Loan Program.

            To qualify for an SBA-guaranteed loan, a small business must meet certain size criteria established by the SBA on an industry-by-industry basis and must demonstrate that the requested financing will be used for specific business purposes and cannot be obtained from the resources of the business, conventional financing sources or through the personal resources of the owners of the business. In evaluating a loan application, the SBA attaches importance to many factors including the character and reputation of the applicant and its principals, the experience and depth of management, the inherent stability of the business enterprise, the past earnings record, future prospects for the business, the long-range possibilities of successful operations, and the soundness of the loan purpose. Applications are rejected if there is not reasonable assurance that the loan can be repaid from the earnings of the business (based upon demonstrated or projected cash flows) or the applicant has sufficient equity to operate on a sound financial basis. The loan is typically secured by real estate collateral and may also include liens on inventory, machinery, equipment, and accounts receivable. Generally, the owners of 20% or more of the business are required to personally guarantee the repayment of the loan and may be required to pledge their personal assets.

            The SBA-guaranteed loans have maturities of up to 25 years depending on the intended use of the loan proceeds. Funds to be used for working capital purposes generally may not exceed a seven year maturity, while funds to be used for machinery and equipment generally have maturities of ten years. Funds to be used for leasehold improvements or the acquisition of land or buildings may have maturities up to 25 years. Loan principal is amortized over the term of the loan. A participating lender is permitted to establish any legal and reasonable rate of interest, subject to the maximum interest rates established by the SBA. Loans with maturities of seven years or greater may bear a maximum interest rate not exceeding 2-3/4% over the base rate (discussed below). Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in The Wall Street Journal. In general, the loans made by Business Loan Center are made on an adjustable rate basis, bear the maximum allowable interest rate and are adjusted on a quarterly basis.

            The SBA presently guarantees 80% of the loan amount in those cases where the aggregate sum of all loans (including the loan under consideration) made to a borrower and its affiliates under the Guaranteed Loan Program and related SBA-sponsored financial assistance programs does not exceed $100,000. The SBA's maximum guaranty percentage for loans in excess of $100,000 is 75% with a maximum guaranty dollar amount of $750,000. With respect to those loans submitted to the SBA for approval prior to October 12, 1995, the SBA's guaranty for loans which did not exceed $155,000 was 90%, 75% for loans in excess of $155,000 with maturities greater than 10 years and 85% for loans exceeding $155,000 with maturities equal to or less than 10 years. In consideration for the issuance of its guarantee, the SBA charges participating lenders a fee ranging from 3% to 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount. The participating lenders may, in turn, charge this fee to the borrower upon initial disbursement of the loan.

            The SBA has established three levels of lender participation within the Guaranteed Loan Program. Under the first level of lender participation, known as "General Participation", each loan made by a participating lender under the Guaranteed Loan Program must be reviewed and approved by the SBA.

            The second level of lender participation, known as "Certified Lender Participation," is similar to the General Participation in that the SBA must review a lender's credit analysis and independently approve the loan. The SBA's review, however, is expedited with completion, generally, within three business days. Lenders may apply to be designated as "Certified Lenders" after one year of lending activity and such status is granted at the discretion of the SBA. Business Loan Center has been granted Certified Lender status in New York, New York and Melville, New York.

            Under the third level of lender participation, known as the "Preferred Lender Program," the lender is granted the authority to approve the loan and issue a guaranty on behalf of the SBA without submitting the loan application for SBA review and approval, thereby expediting the lending process significantly. Business Loan Center has been granted Preferred Lender status in the following 39 districts: Birmingham, Alabama, Little Rock, Arkansas, Denver, Colorado, South and North Florida, Atlanta, Georgia, Chicago and Springfield, Illinois, Indianapolis, Indiana, Cedar Rapids and Des Moines, Iowa, Kansas City and Wichita, Kansas, Louisville, Kentucky, New Orleans, Louisiana, Baltimore, Maryland, Springfield and St. Louis, Missouri, Omaha, Nebraska, Las Vegas, Nevada, Newark, New Jersey, Albuquerque, New Mexico, Rochester, Elmira and Syracuse, New York, Oklahoma City, Oklahoma, Pittsburgh, Pennsylvania, Columbia, South Carolina, Nashville, Tennessee, Richmond Virginia, Washington D.C., Clarksburg, West Virginia and seven districts in Texas including Houston, and Dallas.

            Sales in the Secondary Market. The SBA-guaranteed portions of loans are sold by Business Loan Center, on a non-recourse basis, in the secondary market. Broker-dealer firms establish a secondary market by purchasing the SBA-guaranteed portions of the loans from participating lenders (including Business Loan Center), and then reselling them, individually or in pools, to banks, pension funds, institutions, or individual investors. Immediately prior to or upon closing a loan, Business Loan Center generally will solicit bids from several broker-dealers active in the secondary market. The secondary market for the SBA-guaranteed portion of loans is active and provides an immediate source of funds enabling Business Loan Center to expand its loan portfolio. Business Loan Center's ability to sell in the secondary market is not dependent on any one or several of such broker-dealers because there are numerous broker-dealers in the secondary market. During the fiscal year ended June 30, 1998 ("Fiscal Year 1998"), not more than 25% of Business Loan Center's loans were sold to any one broker-dealer. The SBA facilitates the existence of this secondary market by maintaining a Fiscal and Transfer Agent (the "FTA") which maintains a central registry of all such loans sold in the secondary market and issues certificates representing fractional or undivided interests in pools consisting solely of SBA-guaranteed portions of loans for a fee charged to the holders of the SBA-guaranteed portions of loans. The FTA also acts as a central repository for funds collected on the SBA-guaranteed portion of loans and as a disbursement agent to distribute such funds to the purchasers in the secondary market.

            Business Loan Center is generally able to sell the SBA-guaranteed portions of its loans at a premium due to the lengthy maturity of the underlying loan, the rate of return as compared to other investment paper backed by the United States Government and the service fees to be received by Business Loan Center from the purchaser. Under the SBA Act, Business Loan Center, is required to pay to the SBA one-half of any premium in excess of 10% on the sale of the SBA-guaranteed portion of any loans. Therefore, Business Loan Center typically caps premiums earned on the sale of loans in the secondary market at 10%, which results in increased servicing fees that are earned over the life of the loan. During Fiscal Year 1998, Business Loan Center obtained an average premium of approximately 10% on the sale of the SBA-guaranteed portion of the loans sold in the secondary market. The premium paid on loans that default prior to the third monthly payment must be repaid to the purchaser of the loan and cannot be recouped from the liquidation proceeds of the defaulted loan. Under certain limited circumstances, Business Loan Center may be liable, on loans that it originated, for losses incurred by the SBA. This contingency has been accounted for with respect to determining the adequacy of the allowance for credit losses.

            After Business Loan Center sells the SBA-guaranteed portion of a loan in the secondary market, Business Loan Center continues to service the loan for an annual fee. Although the fee is subject to negotiation, the regulatory minimum fee which must be received by Business Loan Center for servicing any loan equals 1% per year of the principal amount of the SBA-guaranteed portion of such loan. Participating lenders under the Guaranteed Loan Program are required to pay to the SBA a portion of the annual servicing fee it receives equal to 1/2 of 1% of the outstanding principal amount of the SBA-guaranteed portion of any loan closed subsequent to October 12, 1995. Business Loan Center has obtained net servicing fees (after deducting the fee paid to the SBA) ranging from 1% to 2.62%, with an average service fee for loans originated during Fiscal Year 1998 of 2.24%.

            In May 1996, Business Loan Center sold participations in the unguaranteed portion of certain of its loans totaling $6,384,000. Pursuant to the loan participation agreement entered into with the purchaser, Business Loan Center, at its option, in respect to loans which are delinquent for more than 60 days is required to either (i) repurchase said loan or (ii) substitute interest in another loan of equal value. During Fiscal Year 1998, seven loans with an aggregate value of approximately $362,000 were repurchased. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

            Revenues. Business Loan Center derives its revenues primarily from three sources: (i) interest earned on loans retained for its own account; (ii) gains from the sale of the SBA-guaranteed portion and unguaranteed portion of loans; and (iii) servicing fees paid and interest earned relating to the residual interest of the SBA-guaranteed portion of loans sold in the secondary market and servicing fees on the unguaranteed portion of loans sold. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

            Loan Portfolio. At June 30, 1998, Business Loan Center serviced a loan portfolio consisting of 357 loans, in the approximate aggregate principal amount of $169,039,000. Of this amount, approximately $124,291,000 (74%) consisted of the SBA-guaranteed portion of these loans, of which approximately $14,667,000 (9%) consisted of the SBA-guaranteed portion of loans that had not as yet been sold or were sold pending settlement on the secondary market. Approximately $44,748,000 (26%) consisted of the unguaranteed portion of loans, while approximately $20,911,000 (12%) in unguaranteed loans were retained by Business Loan Center for its own account. The original principal amounts of these loans range from $20,000 to $1,556,000 and the contractual maturities range from seven years to 25 years. At June 30, 1998, Business Loan Center's portfolio had a weighted average maturity of approximately 21 years. The interest rates on these loans are adjustable and substantially all are 2.75% over the prime rate.

            Of the $169,039,000 of loans serviced by Business Loan Center's portfolio at June 30, 1998, delinquent loans accounted for approximately $2,630,000 of which, approximately $362,000 represented Business Loan Center's proportionate share. Of Business Loan Center's share, delinquencies between 60 and 90 days totaled approximately $12,000 and delinquencies greater than 90 days totaled approximately $350,000. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

            Loans in liquidation serviced by Business Loan Center's portfolio at June 30, 1998, accounted for approximately $9,222,000, of which, approximately $1,809,000 represented Business Loan Center's proportionate share.

            An estimation of the liquidated value of real estate collateral and other collateral securing loans in liquidation is performed regularly based on recent evaluations of collateral. All loans in liquidation are reviewed on a weekly basis to determine changes in status. Of the loans in liquidation, approximately 19% were in the restaurant industry, 13% were in the entertainment industry and 10% were in the real estate industry. At June 30, 1998, Business Loan Center had allowances for credit loss and estimated future losses on loans in liquidation of approximately $309,000 on its financial statements which incorporates management's assessment of these loans.

            Due to a variety of circumstances relating to the borrower's business or personal matters, certain loans made by Business Loan Center are repaid, in part or in their entirety, on an accelerated basis. These prepayments generally arise from excess cash generated by the borrower's operations, cash from the proceeds of the sale of the borrower's business or personal real estate or the liquidation of other business assets. During Fiscal Year 1998, Business Loan Center collected approximately $11,053,000 of loan prepayments of which approximately $904,000 represented Business Loan Center's proportionate share.

            At June 30, 1998, 43 proposed loans in the approximate aggregate principal amount of $31,808,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 41 proposed loans in the approximate aggregate principal amount of $30,308,000 were approved by Business Loan Center and awaiting submission to the SBA or waiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

            Service marks. The Company believes that the distinctive logo used by Business Loan Center is an important element of continued name recognition in the industry. The Business Loan Center logo which includes its name within a distinctive design was registered as a service mark on the principal register of the United States Patent and Trademark Office on August 10, 1993.

            Government Regulations. The level of SBA funding for the Guaranteed Loan Program is subject to the federal budgeting process for each federal fiscal year ending September 30 (each a "Federal Fiscal Year"). Accordingly, the availability of funds for SBA guarantees could increase or decrease each year. The budget for the Federal Fiscal Year 1998 is $9.2 billion under the Guaranteed Loan Program in which Business Loan Center participates. The actual usage of funds for Federal Fiscal Year 1997 was $9.5 billion as compared to $7.7 and $7.8 billion for Federal Fiscal Years 1996 and 1995, respectively. Beginning in Federal Fiscal Year 1999, the Administration has requested a $10 billion program level for participants in the Guaranteed Loan Program.

            The qualification of a Small Business Lending Company, such as Business Loan Center, to participate in the Guaranteed Loan Program is subject to termination by the SBA based on violation of law or SBA regulations or violation of any agreement with the SBA. Management of Business Loan Center has no reason to believe that its license to participate in the program will be terminated.

            SBA approval of loans is dependent, in part, upon the SBA's determination that Business Loan Center's facilities and personnel can adequately support the servicing of the loan. Based upon the experience of its personnel and the present staffing of Business Loan Center in its offices in New York, New York, Panama City Beach and Orlando, Florida, Wichita, Kansas, Richmond and Annandale Virginia, (near Washington D.C.), Albuquerque, New Mexico, Baton Rouge, Louisiana, Plano, Texas, Seattle, Washington, Indianapolis, Indiana and Burlington, Vermont. Business Loan Center reasonably believes that it satisfies this criteria in the states in which it is currently operating.

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

            Competition. The commercial lending business is highly competitive and the Company competes with many banks and other non-bank lending institutions, most of which are substantially larger, and have greater financial resources and name recognition. There are currently twelve active and licensed non-bank lenders, which compete within the Guaranteed Loan Program lending market. Additionally, certain banks and non-bank lending institutions which participate in the Guaranteed Loan Program have also been designated as "Preferred" or Certified Lenders". There is no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

            Seasonality. Business Loan Center's business is not seasonal.

Acquisitions

            EBLC, Inc. On May 4, 1990, the Company, through Business Loan Center, acquired an 80% interest in a New York general partnership ("BLC-GP") from Business Loan Center, Inc., an unaffiliated New York corporation ("BLC-New York"). On September 16, 1996, Business Loan Center purchased the minority interest of BLC-GP for $380,000. Prior to that purchase, the Company owned the existing 88% of the partnership. In February 1997, BLC-GP transferred its assets and liabilities to Business Loan Center, a wholly owned subsidiary of the Company.

            Southeastern First Financial Network, Inc. On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. ("BLC Network") acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. ("Southeastern"). Pursuant to the acquisition agreement, the Company issued 1,808,821 shares of its Common Stock to Robert C. McGee, an employee of BLC Network and a former Vice President and former Director of the Company.

Loan Production Subsidiaries

            The Company, recognizing the need to centralize its loan originations on a regional basis established three regional loan production subsidiaries to coordinate loan originations and to process applications received from Business Loan Center's network of independent loan referral sources. During Fiscal Year 1998, Business Loan Center generated more than 87% of its loan volume directly and indirectly, through loan referral sources constituting the representative network.

            Generally, a loan referral source is compensated after the closing of a loan. During the current fiscal year no loan sources accounted for more than 15% of Business Loan Center's volume.

            BLC Financial Network, Inc., a Delaware corporation ("BLC Network"), is a wholly-owned loan production subsidiary of the Company. BLC Network focuses on the origination and underwriting of commercial loans throughout the eastern portion of the United States. BLC Network maintains operations from its corporate facilities in Richmond, Virginia with satellite offices in Annandale, Virginia (near Washington, D.C.) and Indianapolis, Indiana.

            BLC Financial Network of Florida, Inc., a Florida corporation ("BLC Network - Florida"), is a wholly-owned loan production subsidiary of the Company. BLC Network-Florida focuses on origination and underwriting of commercial loans in the six state areas of Louisiana, Mississippi, Tennessee, Alabama, Georgia and South Carolina, in addition to the Florida market. BLC Network - Florida maintains operations from its corporate facilities in Panama City Beach, Florida and its satellite offices in Orlando, Florida and Baton Rouge, Louisiana.

            BLC Financial Network of Mid-America, Inc., a Kansas corporation ("BLC Network - Mid-America"), is a wholly-owned loan production subsidiary of the Company. BLC Network-Mid-America focuses on origination and underwriting of commercial loans in the central portion of the United States. BLC Network - Mid-America maintains operations from its corporate facilities in Wichita, Kansas and has satellite offices in Plano, Texas, Albuquerque, New Mexico and Seattle, Washington.

BLC Commercial Capital Corporation

            Background. BLC Commercial Capital Corporation, a Florida corporation ("BLC Comm Cap Corp."), is a wholly owned subsidiary of the Company. On November, 4, 1997 BLC Comm Cap Corp was granted the authority to participate in the United States Department of Agriculture ("USDA") Business & Industry Guaranteed Loan Program (the "B&I Program").

            The B&I Program. The B&I Program was designed to create jobs and stimulate rural economies by providing financial backing for rural businesses. The assistance is available in rural areas, which include all areas other than cities of more than 50,000 people and their immediately adjacent urbanized fringe areas. The program provides for guarantees by the USDA of 80% for loan amounts up to $5,000,000 and 70% for loans between $5,000,000 and $10,000,000.
Interest rates are negotiated between the borrower, the lender and the USDA, but typically range between 1% and 2% above the prime rate. Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in The Wall Street Journal. Each borrower pays a guarantee fee equal to 2% of the guaranteed amount of its loan to the USDA. The participating lenders may, in turn, charge this fee to the borrower upon initial disbursement of the loan.

            Loans typically have maturities between seven and 30 years depending upon the use of proceeds. The types of businesses eligible are less restrictive than the SBA (7a) Program and there is an active secondary market for the guaranteed portion of the loan with premiums comparable to those received by Business Loan Center in the SBA (7a) Program. This business is relatively new to the Company and therefore, the Company cannot accurately project future business. The Company believes, however, that it can generate significant volume through its origination offices and independent loan originators, which are located near rural areas.

            Revenues. BLC Comm Cap Corp. derives its revenues primarily from three sources: (i) interest earned on loans retained for its own account; (ii) gain on the sale of the USDA-guaranteed portion of the loans; and (iii) servicing fees paid on the USDA-guaranteed portion of loans sold in the secondary market. See Management's Discussion and Analysis - Results of Operations.

            B&I Program Loan Portfolio. At June 30, 1998, BLC Comm Cap Corp. serviced a loan portfolio consisting of two loans, in the approximate aggregate principal amount of $6,850,000. Of this amount, approximately $5,480,000 consisted of the USDA guaranteed portion of the loans and approximately $1,370,000 consisted of the unguaranteed portion of the loans. BLC Comm Cap Corp. retained the entire unguaranteed $1,370,000 for its own account. The original principal amounts of these loans was $4,800,000 and $2,050,000 and the maturities were 15 and 30 years, respectively. The interest rates on these loans are adjustable and were 2% and 2.25% over prime, respectively.

            At June 30, 1998, neither of these loans were delinquent or in liquidation. See Management's Discussion and Analysis - Results of Operations.

            At June 30, 1998, one loan for $5,000,000 had received both BLC Comm Cap Corp. and USDA approval and was awaiting closing. In addition, seven proposed loans in the approximate aggregate principal amount of $18,710,000 were approved by BLC Comm Cap Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Comm Cap Corp.'s existing capital resources should enable it to fund each of these loans.

            Government Regulation. The level of B&I funding for the B&I Program is subject to the federal budgeting process for each Federal Fiscal Year. Accordingly, the availability of funds for USDA guarantees under the B&I Program could increase or decrease each year. The federal budget for Federal Year 1998 is $1 billion.

            Seasonality - BLC Commercial Capital Corp's business is not seasonal.

BLC Capital Corporation

            Background. BLC Capital Corporation, a Delaware corporation ("BLC Cap Corp."), is a wholly-owned subsidiary of the Company whose primary function is to complement the

Guaranteed Loan Program by originating, underwriting, closing and servicing loans which may exceed the SBA's maximum guaranteed portion. In addition, BLC Cap Corp.'s lending program makes loans the proceeds of which are used for purposes that are not permitted under the Guaranteed Loan Program, such as acquisition of rental real estate.

            Piggyback Loan Program. BLC Cap Corp. has been originating first mortgage loans in conjunction with its SBA loans. These loans are being funded by various financial institutions from which BLC Cap Corp. receives a fee. In addition, the Company has negotiated an agreement with a major financial institution to fund qualified piggyback loans originated by the Company from which BLC Cap Corp receives a fee for both originating and servicing these loans.

            Revenues. BLC Cap Corp. derives its revenue from servicing fees on those loans in its portfolio that it services, as well as from commissions on loan referrals to outside financial institutions. The referral fees received on these loans ranges from 3% to 8% of the loan amount and totaled $867,000 for the Fiscal Year ended June 30, 1998. See Management's Discussion and Analysis - Results of Operations.

            Loan Portfolio - At June 30, 1998, BLC Cap Corp. through its Piggyback Loan Program originated 23 loans in the amount of $15,575,000, while it serviced 21 loans, in the approximate aggregate principal amount of $14,665,000. See Management's Discussion and Analysis - Liquidity and Capital Resources.

Environmental

            Compliance with Federal, state and local laws and regulations governing the discharge of materials into the environment and noise levels is not expected to have any material adverse effect upon the Company.

            Business Loan Center and BLC Comm Cap Corp., may in the future acquire, through foreclosure, properties that secure defaulted loans. There is a risk that hazardous substances or wastes, contaminants, pollutants or sources thereof could be discovered on properties acquired by Business Loan Center and BLC Comm Cap Corp. In such an event, each of Business Loan Center and BLC Comm Cap Corp. could be required under certain environmental laws to remove such substances and clean up the affected property at its sole cost and expense, which could have a material adverse effect on Business Loan Center and BLC Comm Cap Corp.. To date, neither Business Loan Center nor BLC Comm Cap Corp. has been named as a potentially responsible party under any federal or state environmental laws. In most cases where commercial properties secure loans, Business Loan Center and BLC Comm Cap Corp. will obtain an environmental evaluation to ascertain the existence of toxic wastes prior to making the loan.

Employees

            The Company, through its subsidiaries, currently employs 60 full-time and four part-time employees. Of these employees, 14 are employed in executive or managerial capacities, 25 are employed in administrative or clerical capacities, six are employed in loan servicing capacities and 19 are employed in loan processing and underwriting capacities. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

Item 2. PROPERTIES.

            The Company, through its subsidiaries, currently leases office space for all of its general business purposes in New York, New York, Burlington, Vermont, Richmond and Annandale, Virginia (near Washington, D.C.), Panama City Beach and Orlando, Florida, Wichita, Kansas, Indianapolis, Indiana, Albuquerque, New Mexico, Plano, Texas and Baton Rouge, Louisiana. See "Consolidated Financial Statements - Note 8".

----------------------------------------------------------------------------------------------------------------
                  New York,      Richmond,     Wichita, Kansas   Panama City      Orlando, Florida   Burlington,
                  New York       Virginia                        Beach, Florida                      Vermont
----------------------------------------------------------------------------------------------------------------
Approximate
Square Footage    5,900          7,100         3,000             2,400            300                200
----------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
                  Indianapolis,   Annandale, Virginia (near    Albuquerque,   Plano, Texas   Baton Rouge,
                  Indiana         Washington, D.C.)            New Mexico                    Louisiana
---------------------------------------------------------------------------------------------------------
Approximate
Square Footage    1,300           1,000                        800            600            200
---------------------------------------------------------------------------------------------------------

Item 3. LEGAL PROCEEDINGS.

            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 8, 1998, the Company held its Annual Meeting of Stockholders. The total number of shares voted at the meeting were 13,709,766, including 312 proxies. At the meeting, stockholders voted on and approved: (1) the election of three directors of the Company (Jerome B. Alenick, Robert W. D'Loren and Robert
W. Wien); (2) the adoption of amendments to the Amended 1995 Management Incentive Plan (the "Plan") (i) to increase the number of shares of Common Stock that may be subject to Options (as defined in the Plan) granted under the Plan and (ii) to remove the current restrictions in the Plan limiting the number of shares of Common Stock subject to Options that may be granted to any individual employee under the Plan during any three calendar-year period; (3) to approve adoption of the 1998 BLC Financial Services, Inc. Employee Stock Purchase Plan; and (4) the ratification of the appointment of Richard A. Eisner & Company, LLP as auditors of the Company for the fiscal year ending on June 30, 1998.

Votes on the previous issues were cast in the following manner:

--------------------------------------------------------------------------------------------
                             Issue              For     Against       Abstain      Not Voted
                             -----              ---     -------       -------      ---------
--------------------------------------------------------------------------------------------
                                1.
             Election of Directors
                 Jerome B. Alenick       13,705,692                                    4,074
                 Robert W. D'Loren       13,706,632                                    3,134
                    Robert W. Wien       13,706,632                                    3,134
--------------------------------------------------------------------------------------------
     2.  Amendment to Amended 1995
         Management Incentive Plan       11,810,912     110,133        27,542      1,761,179
--------------------------------------------------------------------------------------------
3.  Adoption of 1998 BLC Financial
      Services Inc. Employee Stock
                     Purchase Plan       11,852,640      69,244        26,703      1,761,179
--------------------------------------------------------------------------------------------
      4.  Ratification of Auditors       13,683,382       2,116        24,268
--------------------------------------------------------------------------------------------

The following directors were not up for re-election at the meeting and they continued in office after the meeting: Robert F. Tannenhauser, Peter Blanck, Irwin Redlener, M.D., Kenneth S. Schwartz, M.D.

Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            On April 30, 1998, the Company's Common Stock began trading on the American Stock Exchange. Prior to that date, the Company's Common Stock was listed for trading on the over-the-counter market through the OTC Electronic Bulletin Board. The following table lists the high and low bid information, as reported by the American Stock Exchange from April 30, 1998 through June 30, 1998, and prior to that date, the range of high and low bid information as reported by the National Quotation Bureau from January 1, 1996 through March 31, 1998.

                                        High Bid          Low Bid
                                        --------          -------
                 1998
            Second Quarter (AMEX)       5.25              3.0625
            First Quarter               3.0625            1.375

                 1997
            Fourth Quarter              1.625              .71875
            Third Quarter                .84375            .71875
            Second Quarter               .875              .5625
            First Quarter                .65625            .5

                 1996
            Fourth Quarter               .71875            .53125
            Third Quarter                .6875             .5
            Second Quarter               .75               .3125
            First Quarter                .3125             .28125

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

            As of September 8, 1998, there were approximately 913 holders of record of the Common Stock of the Company.

Item 6. SELECTED FINANCIAL DATA.

            The following selected financial data should be read in conjunction with the financial statements included in this Report.

                                                         Year Ended June 30,
                             -------------------------------------------------------------------
                                    1998          1997          1996 (1)      1995 (1)      1994
                                    ----          ----          -----        -----          ----
Summary of Operations:

Total revenues               $15,729,000   $ 7,168,000   $ 4,997,000   $ 2,536,000   $ 1,571,000

Income before
 extraordinary items           3,226,000     1,702,000       553,000       142,000       150,000

Extraordinary item                    --       245,000        91,000            --        25,000

Net Income                     3,226,000     1,947,000       644,000       142,000       175,000

Income per share (basic)
before extraordinary  item           .18           .10           .04           .01           .02

Income per share
from extraordinary item               --           .01           .01            --            --

Net income per
share (basic)                        .18           .11           .05           .01           .02

Net income per share                 .15           .11           .04           .01           .02
(diluted)

As of June 30:

Total assets                 $53,281,000   $20,086,000   $10,983,000   $10,535,000   $ 6,691,000

Total liabilities             39,012,000    12,896,000     5,657,000     7,274,000     4,277,000

Shareholders' equity          14,269,000     7,190,000     4,601,000     2,608,000     2,414,000

Shareholders' equity
per share                            .72           .41           .27           .23           .21

(1) Restated. See footnotes to "Consolidated Financial Statements."

Selected Quarterly Financial Data (Unaudited)
Summarized Quarterly data was as follows:

                                                                           Three Months Ended

                                                       September 30   December 31       March 31       June 30
                                                       ------------   -----------       --------       -------
Year ended June 30, 1998

Revenue                                                 $ 2,381,000   $ 5,020,000    $ 3,436,000   $ 4,892,000

Expenses                                                  2,005,000     2,755,000      2,476,000     3,156,000

Provision for Income Taxes                                  151,000       820,000        358,000       782,000

Net Earnings before extraordinary items                     225,000     1,445,000        602,000       954,000

Extraordinary items                                              --            --             --            --

Net Earnings                                                225,000     1,445,000        602,000       954,000

Earnings Per Share

Basic:

Income before extraordinary items                               .01           .08            .03           .06

Extraordinary items                                              --            --             --            --

Net income                                                      .01           .08            .03           .06

Diluted:

Income before extraordinary items                               .01           .07            .03           .04

Extraordinary items                                              --            --             --            --

Net income                                                      .01           .07            .03           .04

Year ended June 30, 1997

Revenue                                                 $ 1,170,000   $ 1,196,000    $ 1,708,000   $ 3,094,000

Expenses                                                  1,022,000     1,142,000      1,480,000     1,847,000

Equity of minority interest in Income of Subsidiaries            --            --             --         2,000

Provision for Income Taxes                                   35,000       (17,000)        40,000       (85,000)

Net Earnings before extraordinary items                     113,000        71,000        188,000     1,330,000

Extraordinary items                                              --       245,000             --            --

Net Earnings                                                113,000       316,000        188,000     1,330,000

Earnings Per Share

Basic:

Income before extraordinary items                               .01            --            .01           .08

Extraordinary items                                              --           .01             --            --

Net income                                                      .01           .01            .01           .08

Diluted:

Income before extraordinary items                               .01            --            .01           .08

Extraordinary items                                              --           .01             --            --

Net income                                                      .01           .01            .01           .08

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

            The following discussion and analysis should be read in conjunction with the Company's financial statements included in this report and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Liquidity and Capital Resources

            The Company actively engages in commercial lending through Business Loan Center, BLC Comm Cap Corp. and BLC Cap Corp., and therefore, the Company has a constant need for debt financing. Cash used by the Company and its subsidiaries to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of the Company's cash requirements is derived from existing capital and short and long-term borrowing.

            SBA 7(a) Program. During Fiscal 1998, the Company entered into an agreement with Transamerica Business Credit Corporation ("Transamerica") providing for a $35,000,000 line of credit and terminated its agreement with its existing lender, Sterling National Bank & Trust Company of New York.

            On December 19, 1997, the Company, through Business Loan Center, successfully completed the securitization and sale of a portion of its unguaranteed SBA loan portfolio through the issuance of its SBA Loan-Backed Adjustable Rate Class A Certificates 1997-1 in the approximate aggregate principal amount of $18,000,000. The Class A Certificates received an 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $1,800,000 were acquired by Business Loan Center Financial Corporation., also a wholly-owned subsidiary of the Company. The Class A and Class B Certificates were initially collateralized by the unguaranteed portion of SBA loans in the approximate aggregate principal amount of $16,300,000 and a cash pre-funding account of $3,500,000.

            In February 1998, the Company, through Business Loan Center transferred approximately $3,500,000 of the unguaranteed portion of its SBA loans in exchange for a like amount of cash from the pre-funding account.

            The Class A and B Certificate holders received annual interest at the rates of 6.6% and 7.0%, respectively, during the initial accrual period. Thereafter, the Class A Certificates holders are entitled to receive a per annum interest rate equal to the prime rate less 190 basis points and the Class B Certificate holder is entitled to receive annual interest at the rate equal to the prime rate less 150 basis points. The applicable interest rate earned on the Class A and Class B Certificates will be adjusted on the first business day of every January, April, July and August using the lowest prime lending rate published in the Eastern edition of The Wall Street Journal on the applicable adjustment date. Principal payments on the SBA loans are passed through to the holder of the Certificates on a pro-rata basis with the holders of the guaranteed portion of the loans.

            The 'AAA' (Triple A) rating on the senior Certificates was based on an analysis of the legal and financial structure of the transaction. Also considered are the characteristics of the pools of loans being purchased by the trust, the delinquency and default history of the portfolios of SBA loans of Business Loan Center, as well as the Small Business Administration. The loan origination and servicing policies and procedures of Business Loan Center. Aggregate credit enhancement of 12% on the date of issuance and 15% thereafter are included in the rating consideration. The initial credit enhancement is comprised of the 9% subordinated Class B Certificates and a cash reserve equal to 3% of the outstanding aggregate principal balance of the unguaranteed interest of the loans on the date of issuance. Thereafter, the cash reserves will be funded with the excess spread. The excess spread generally consists of the excess of the interest received from the borrowers on the loans sold and the interest paid to the holders of the Certificates, after deducting the 1% service fee retained by Business Loan Center.

            In addition, the Company raised through a private placement, approximately $3,328,000 in convertible debentures during Fiscal Year 1998. The debentures are convertible into common stock at approximately $2.00 per share, pay interest at a rate of 9-1/4% per annum and have a four year term. During the year, the Company also received approximately $1,288,000 through the exercise of previously issued warrants to purchase Common Stock of the Company, and issued another $189,000 of warrants in connection with professional services rendered.

            At June 30, 1998, sales of the SBA-guaranteed portions of loans in the aggregate amount of $7,504,000 were pending settlement in the secondary market, while $7,160,000 were construction loans pending construction and/or renovation completions. Upon the completion of these funding projects, participations in these loans may be sold in the secondary market, providing the Company with a source of revenues. Subsequent to June 30, 1998, Business Loan Center received net cash proceeds of approximately $750,000 from those loans pending settlement at June 30, 1998.

            Management believes that the credit facility with Transamerica, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the proceeds from periodic securitization of the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income and the regular principal repayments on loans receivable, should be sufficient to meet its future financial obligations and projected capital requirements. Management believes that Business Loan Center should be able to originate and fund at least $100,000,000 in new loans during Fiscal Year 1999. However, there can be no assurance Business Loan Center will be able to achieve this level.

            The B&I Program. In May, 1998 BLC Comm Cap Corp., entered into an agreement with Transamerica providing for a $15,000,000 a line of credit to fund the guaranteed and unguaranteed portions the loans made pursuant to the B&I Program.

            Management believes that BLC Comm Cap Corp. should be able to originate and fund at least $20,000,000 in new loans during Fiscal Year 1999. However, there can be no assurance BLC Comm Cap Corp. will be able to achieve this level.

Year 2000 Issues

            Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates. The Company uses software and related technologies that will be affected by the Year 2000 problem. The Company began the process of identifying the changes required to their computer programs and hardware during Fiscal Year 1997. The Company believes that all of its major programs and hardware are Year 2000 compliant. The Company believes that it will not incur any significant costs between now and January 1, 2000 to resolve Year 2000 issues. However, there can be no assurance that other companies' computer systems and applications on which the Company's operations rely will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurances that the software that the Company uses which has been designated to be Year 2000 compliant contains all necessary date code changes.

Results of Operations

            General. Demand for long term commercial loans throughout the United States has continued to remain at substantially high levels over the last several years. The Guaranteed Loan Programs have assisted participating lenders in providing record amounts of guaranteed loans over the past three federal fiscal years. Business Loan Center and BLC Comm Cap Corp. have contributed to the success of the Guaranteed Loan Programs by originating loans in the principal amount of approximately $93,854,000, for Fiscal Year 1998, resulting in a serviced loan portfolio approximating $175,889,000. By establishing an effective loan origination network spanning the United States, Management believes that the Company has positioned itself to achieve ongoing growth, both with respect to the amount of loans originated and the geographic areas in which it operates. The origination network is currently comprised of loan referral sources that service several broad geographic regions and provide customers with a variety of financial products.

            Management of the Company is sensitive to industry and geographical trends, including failure rates in various industries, general condition of local economies, and the resultant effect on businesses and real estate values. Generally, the Company's current lending pattern, both regarding industry and geographic location, is extremely diverse. At June 30, 1998, businesses in approximately 95 distinct industries in approximately 26 different states received loans from Business Loan Center. The largest industry sectors in Business Loan Center's portfolio include: restaurants, approximating 17% of the aggregate loan portfolio; and lodging, approximating 31% of the aggregate loan portfolio.

            Fiscal Year 1998 vs. Fiscal Year 1997. The Company recorded net income of $3,226,000 (or $.18 per basic share) for the year ended June 30, 1998 ("Fiscal Year 1998") as compared to net income of $1,947,000 (or $.11 per basic share) for the year ended June 30, 1997 ("Fiscal Year 1997"). Net income before provision for income taxes and extraordinary item ("Operating Income") was $5,337,000 for Fiscal Year 1998, as compared to $1,675,000 for Fiscal Year 1997. Net income before extraordinary item was $3,226,000 (or $ .18 per basic share) for Fiscal Year 1998, as compared to $1,702,000 (or $.10 per basic share) for Fiscal Year 1997. There were no extraordinary items during Fiscal Year 1998, as compared to an extraordinary gain of $245,000 in Fiscal Year 1997. This extraordinary gain resulted from a settlement of a lawsuit involving a promissory note issued in connection with the acquisition of Business Loan Center from its predecessor in interest.

            Revenues for Fiscal Year 1998, which approximated $15,729,000, increased by 119% from Fiscal Year 1997 primarily due to higher gains on loan sales, servicing fee income, and interest income. This is directly attributable to (i) a 79 % increase in the loan portfolio, which approximated $175,889,000 at June 30, 1998, as compared to approximately $98,017,000 at June 30, 1997 and
(ii) the recognition of gains on the sale of both guaranteed and unguaranteed loans approximating $10,583,000 in Fiscal Year 1998.

            Interest income increased from $1,666,000 for Fiscal Year 1997 to $2,439,000 for Fiscal Year 1998, or by approximately 46%. This resulted from a 88% increase in the unguaranteed loan portfolio held by the Company, which approximated $22,281,000 at June 30, 1998, as compared to $11,850,000 at June 30, 1997. At June 30, 1998, the average interest rate on the Company's total portfolio approximated 11.25%. During Fiscal Year 1998 both Business Loan Center's and BLC Comm Cap Corp.'s base lending rate, the prime rate, remained stable at 8.50%.

            Service fee income, which increased by 44% from Fiscal Year 1997, to approximately $1,150,000 in Fiscal Year 1998. This increase directly resulted from the increased guaranteed loan portfolio which yielded servicing fees of between 1% to 2.62% per annum, as well as, service fees ranging from .75% to 1.75% on the sale of participations in the unguaranteed portions of the loans. In addition, the Company earned additional residual interest income (net of amortization) on those unguaranteed loans securitized during Fiscal Year 1998. With respect to the SBA-guaranteed loans sold in the secondary market, loans originated during Fiscal Year 1998 yielded an average service fee of 2.24%, while the loans made pursuant to the B&I Program yielded an average service fee of 50 basis points.

            Operating expenses in Fiscal Year 1998 increased by approximately 100% over Fiscal Year 1997. This increase can be attributed to the increase in payroll, commissions, travel and consulting expenditures incurred in connection with the Company's overall growth and expansion.

            General and administrative expenses in Fiscal Year 1998 approximated $1,753,000, an increase of 38% from Fiscal Year 1997, as the Company incurred greater costs in connection with the opening of the new loan production offices. The Company also incurred additional expenditures for corporate and legal services rendered.

            Interest expense rose approximately 121% from Fiscal Year 1997 to $2,158,000 in Fiscal Year 1998. This increase was directly attributable to the Company's increased borrowings under its bank line resulting from the continued growth in loan production activities during the fiscal year.

            Loans in the approximate aggregate principal amount of $93,854,000 were originated during Fiscal Year 1998, as compared to loans in the approximate aggregate principal amount of $42,335,000 for Fiscal Year 1997, representing a 121% increase in origination activities during the referenced periods. The guaranteed principal amount of the loans originated during Fiscal Year 1998 approximated $67,357,000 as compared to the aggregate guaranteed principal of $31,140,000 for Fiscal Year 1997. Of those loans originated and fully funded during Fiscal Year 1998, substantially all of the guaranteed portions were sold in the secondary market subsequent to the full funding of each loan, at premium rates approximating 10%. During Fiscal Year 1998, the Company securitized and sold approximately $18,000,000 in unguaranteed loans. In connection with this transaction, the Company acquired approximately $5,800,000 of previously sold participations in the unguaranteed loans from a purchaser.

            The loans receivable that remain in the Company's portfolio, as well as the guaranteed portions sold in the secondary market, are actively serviced through the collection efforts of the Company's staff. The number and aggregate principal amount of the loans in the Company's portfolio at the end of Fiscal Year 1998 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1997 as follows:

                                      YEAR ENDED 6/30/98                                  YEAR ENDED 6/30/97
                                      ------------------                                  ------------------

                          Total     Guaranteed    Ungteed.     # Loans        Total     Guaranteed    Ungteed.     # Loans
                         Amount       Amount       Amount                    Amount       Amount       Amount
Performing Loans      164,037,000  120,298,000   43,739,000          321   86,127,000   65,265,000   20,862,000          216

Delinquent Loans        2,630,000    2,060,000      570,000            3    4,379,000    3,534,000      845,000           13

Loans in Liquidation    9,222,000    7,413,000    1,809,000           35    7,511,000    6,127,000    1,384,000           30
                      -----------  -----------  -----------               -----------  -----------  -----------  -----------

Total Loans           175,889,000  129,771,000   46,118,000          359   98,017,000   74,926,000   23,091,000          259
                      ===========  ===========               ===========  ===========  ===========               ===========

LESS:

Loans Sold                                       22,289,000                                          11,241,000

Allowance for Credit Losses                         641,000                                             901,000

Deferred Income & Other                           1,148,000                                           1,110,000
                                                 ----------                                          ----------

Loans Receivable Net                             22,040,000                                           9,839,000
                                                 ==========                                          ==========

            Loans for which interest and principal payments are due for a period greater than 60 days are categorized by Business Loan Center as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers often regain current status after a period of time.

            In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond 90 days past due, the loan may then be categorized as in "liquidation." After formal request is made by the Company or the FTA, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for a period of up to 120 days. In general, loans in liquidation are serviced through the efforts of Business Loan Center.

            Fiscal Year 1997 vs. Fiscal Year 1996. The Company recorded net income of $1,947,000 (or $.11 per share) for Fiscal Year 1997 as compared to net income of $644,000 (or $.05 per share) for Fiscal Year 1996. Operating Income was $1,675,000 for Fiscal Year 1997, as compared to $620,000 for Fiscal Year 1996. Net income before extraordinary gain was approximately $1,702,000 (or $.10 per share) for Fiscal Year 1997, as compared to $553,000 (or $.04 per share) for Fiscal Year 1996. During Fiscal Year 1997, an extraordinary gain of $245,000 resulted from a settlement of a lawsuit involving a promissory note issued in connection with the acquisition of Business Loan Center from its predecessor in interest as compared to an extraordinary gain of $91,000 during Fiscal Year 1996 that resulted from the forgiveness of accrued interest on outstanding debentures.

            Revenues for Fiscal Year 1997, which approximated $7,168,000, increased by 43% from Fiscal Year 1996 primarily to higher gains on sales of loans, servicing, and interest income. This is directly attributable to (i) a 46% increase in the loan portfolio, which approximated

$98,017,000 at June 30, 1997, as compared to approximately $67,021,000 at June 30, 1996 and (ii) the recognition of gains on the sale of both guaranteed and unguaranteed loans approximating $4,333,000.

            Interest income increased from $1,335,000 for Fiscal Year 1996, to $1,666,000 for Fiscal Year 1997, or approximately 25%. This resulted from a 55.6% increase in the unguaranteed loan portfolio held by Business Loan Center, which approximated $11,850,000 at June 30, 1997, as compared to $7,614,000 at June 30, 1996. At June 30, 1997, the average interest rate on Business Loan Center's total portfolio approximated 11%. During Fiscal year 1997 Business Loan Center's base lending rate, the prime rate, increased from 8.25% to 8.5%.

            Service fee income increased from $560,000 for Fiscal Year 1996 to $800,000 for Fiscal Year 1997. This 43% increase directly resulted from the increased performing loan portfolio which yielded servicing fees of between 1.00% and 2.62% per annum, as well as , service fees ranging from .75 to 1.75% on the sale of participations in the unguaranteed portion of the loans. With respect to the SBA-guaranteed loans sold in the secondary market, loans originated during Fiscal Year 1997 yielded an average service fee of 2.01%.

            Operating expenses in Fiscal Year 1997 increased by approximately 11% over Fiscal Year 1996. This increase can be attributed to the increase in salary and commission expenditures incurred in connection with the addition of new loan production subsidiaries, which was partially offset by a decrease in the provision for credit loss during Fiscal Year 1997. The decrease in the provision is primarily due to the sale of participations in the non-guaranteed portion of loans on the secondary market without recourse, changes in the number of loans in liquidation, and management's assessment of the adequacy of the allowance for credit losses.

            General and administrative expenses in Fiscal Year 1997 were approximately $1,267,000 an increase of 154% from Fiscal Year 1997 as the Company incurred greater costs in connection with the opening of new offices in Wichita, Kansas, Panama City Beach and Orlando, Florida.

            Interest expense rose approximately 10% from Fiscal Year 1996 to $975,000 for Fiscal Year 1997. This increase was directly attributable to Business Loan Center's increased borrowings under its line of credit necessitated by the continued growth in loan production activities during the fiscal year.

            Loans in the approximate aggregate principal amount of $42,335,000 were originated during Fiscal Year 1997, as compared to loans in the approximate aggregate principal amount of $18,455,000 for Fiscal Year 1996, representing approximately an 129% increase in origination activities during the referenced periods. The SBA-guaranteed principal amount of the loans originated during Fiscal Year 1998 approximated $31,140,000 as compared to the aggregate SBA-guaranteed principal of $13,848,000 for the prior fiscal year. Of those loans originated and fully funded during Fiscal Year 1997, substantially all of the guaranteed portions were sold in the secondary market immediately following the full funding of each loan, at premium rates approximating 10%. Additionally, $5,874,000 in unguaranteed loan participations were sold during Fiscal Year 1997. These unguaranteed sales together with SBA-guaranteed sales resulted in gains on the sale of loans of $4,333,000 for Fiscal Year 1997, as compared to gains of $2,945,000 for the prior year's period.

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

                                             YEAR ENDED 6/30/97                         YEAR ENDED 6/30/96
                                             ------------------                         ------------------

                                   Total  Guaranteed    Ungteed.       #       Total  Guaranteed    Ungteed.       #
                                  Amount      Amount      Amount   Loans      Amount      Amount      Amount   Loans
                                  ------      ------      ------   -----      ------      ------      ------   -----
    Performing Loans          86,127,000  65,265,000  20,862,000     216  57,083,000  44,798,000  12,285,000     180

    Delinquent Loans           4,379,000   3,534,000     845,000      13   1,041,000     822,000     219,000       3

Loans in Liquidation           7,511,000   6,127,000   1,384,000      30   8,897,000   7,415,000   1,482,000      40
                              ----------  ----------  ----------  ------  ----------  ----------  ----------  ------
         Total Loans          98,017,000  74,926,000  23,091,000     259  67,021,000  53,035,000  13,986,000     223
                                                                          ==========  ==========              ======
LESS:

Participations Sold                                   11,241,000                                   6,372,000

Allowance for Credit Losses                              901,000                                   1,230,000

Deferred Income & Other                                1,110,000                                     523,000
                                                      ----------                                     -------

Loans Receivable Net                                 $ 9,839,000                                 $ 5,861,000
                                                     ===========                                 ===========

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

Item 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

            The financial statements located in Item 14(a)(1) and (2) are included in this report on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

            ACCOUNTING AND FINANCIAL DISCLOSURES.

            None

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

            The directors and executive officers of the Company, their ages and present positions held in the Company are as follows:

--------------------------------------------------------------------------------------------------------------
                              Age (at                                                              Year Term
Name                          September 8,   Positions          Director Since    Officer Since    Will Expire
                              1998
--------------------------------------------------------------------------------------------------------------
Robert F. Tannenhauser (1)    53             President &        September 1986    September 1986   2000
                                             Chairman of the
                                             Board
--------------------------------------------------------------------------------------------------------------
Peter D. Blanck (1)(3)        41             Director           June 1993         N/A              2000
--------------------------------------------------------------------------------------------------------------
Jerome B. Alenick (2)         69             Director           May 1998          N/A              2001
--------------------------------------------------------------------------------------------------------------
Robert W. D'Loren (3)         40             Director           June 1997         N/A              2001
--------------------------------------------------------------------------------------------------------------
Irwin E. Redlener, M.D. (2)   54             Director           June 1997         N/A              1999
--------------------------------------------------------------------------------------------------------------
Kenneth S. Schwartz, M.D.     53             Director           June 1997         N/A              1999
(3)
--------------------------------------------------------------------------------------------------------------
Robert W. Wien (2)            47             Director           June 1997         N/A              2001
--------------------------------------------------------------------------------------------------------------
Leonard Rudolph               51             Executive Vice     N/A               May 1998         N/A
                                             President
==============================================================================================================
Jennifer M. Goldstein         26             Treasurer          N/A               June 1996        N/A
==============================================================================================================
David I. Redlener             30             Secretary          N/A               June 1997        N/A
--------------------------------------------------------------------------------------------------------------

(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee
----------

            Each director holds office, for the term limit set forth above, until the next annual meeting of the Company's shareholders and until his successor has been elected and qualified. Since the Company's reorganization, annual meetings of its shareholders were held in September 1990, June 1993, June 1997, and May 1998. Each of the executive officers serves at the pleasure of the Board of Directors.

            Robert F. Tannenhauser has been a full time employee of Business Loan Center, Inc. or its predecessor Business Loan Center, a New York general partnership since March 1995. From January 1992 until February 1995, Mr. Tannenhauser was of counsel to the law firm of Hall Dickler Kent Friedman & Wood, LLP. Mr. Tannenhauser has been or is a principal or general partner of various corporations or partnerships engaged in the oil and gas or real estate businesses. Additionally, Mr. Tannenhauser serves as a Director of the Children's Health Fund, together with

Dr. Redlener.

            Peter Blanck has been as a Professor of Law since 1993, and as a Professor of Preventive Medicine since 1997 with the University of Iowa. Since February 1992, Dr. Blanck has been a director and the President of Futuronics Corporation. Dr. Blanck is the brother-in-law of Robert F. Tannenhauser.

            Robert W. D'Loren has been President of CAK Universal Credit Corporation since February 1, 1998. Prior to that he had been self-employed for eleven years and conducted business in a company known as D'Loren, Levien & Company, LLC., which provided investment banking services to the mortgage and asset-backed industry. Prior to forming his own company in 1986, Mr. D'Loren served as manager in the accounting firm of Deloitte Touche.

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

            Kenneth S. Schwartz is currently Senior Executive Vice President of Complete Management, Inc. in Jefferson Valley, New York. From 1996 to present, Dr. Schwartz served as Chief Executive Officer of Advanced Alliance Management Corporation and Director of Radiology at St. Francis Hospital in New York. Since 1995, Dr. Schwartz has been Systems Director of Radiology and Imaging Associates, P.C. From 1981 to 1995, Dr. Schwartz served as a Director of Radiology at Hudson Valley Hospital, a Director of Northern Metropolitan Radiology Associates, and a Medical Director at Putnam Hospital Center in Carmel, New York.

            Robert W. Wien has served as Managing Director and Director of Mergers and Acquisitions at Josephthal & Co., Inc. (formally Josephthal, Lyon & Ross, Incorporated) since May 1996. From July 1994 to May 1996, Mr. Wien held the position of Director of Corporate Finance and Real Estate Advisory Services at Coopers & Lybrand, LLP. Mr. Wien is a member of the Bar in the State of New York and a licensed Real Estate Broker in the State of New York. Additionally, Mr. Wien served as Senior Vice President of Investment Banking at Dean Witter Reynolds, Inc. from April 1987 to June 1994.

            Jerome B. Alenick has been sole proprietor of Jerome B. Alenick Investments & Financial Services since 1991. From 1990 to 1991 Mr. Alenick was Executive Vice President of The Kushner Companies. Mr. Alenick is a member of the Bars of the State of New Jersey the District of Columbia and is a licensed Real Estate Broker in the State of New Jersey. He has been an Adjunct Professor of Real Estate at New York University since 1993 and has been a member of the faculty at New York University since 1983.

            Leonard Rudolph joined the Company as Executive Vice President in May of 1998 and currently serves as President of Business Loan Center, Inc. From 1996 until joining Company, Mr. Rudolph served as Executive Vice President, Senior Credit Officer of Sterling National Bank Additionally, between 1991 and 1996, Mr. Rudolph held the position of Senior Vice President of Sterling National Bank.

            Jennifer Goldstein served as Assistant Secretary of the Company from February 1996 to June 1997 and was subsequently elected Treasurer in June 1997. From June 1994 until the present, Ms. Goldstein has been employed by Business Loan Center. Ms. Goldstein graduated with a degree in Accounting from San Diego State University and is currently pursuing a Masters degree in Finance.

            David Redlener was elected Secretary of the Company in June 1997. From September 1994 until December 1996 Mr. Redlener was employed as an Assistant District Attorney in the County of the Bronx, New York. Currently, Mr. Redlener is employed as Counsel to Business Loan Center, Inc.. Mr. Redlener graduated with a degree in Economics from Hunter College and earned his law degree from Saint Louis University School of Law in May 1994. He is currently pursuing a Masters degree in Finance. Mr. Redlener is the son of Dr. Irwin Redlener, Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

            During fiscal year ended June 30, 1998, there were no late filings made by any officers or directors or beneficial owner of more than 10% of the Common stock of the Company with respect to Section 16(a) of the Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION.

Board of Directors Report on Executive Compensation

            At June 30, 1998, Peter Blanck, Robert D'Loren and Kenneth Schwartz were members of the Compensation Committee of the Board of Directors of the Company. The Compensation Committee's functions include the review and approval of compensation and terms of employment for all executive officers and administering the grant of employee stock options pursuant to the 1995 Amended Management Incentive Plan.

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

Compensation Committee Interlocks and Insider Participation.

            Certain members of the Company's Board of Directors also served as officers of the Company in Fiscal Year 1998. Specifically, Robert F. Tannenhauser served as President. Robert McGee served as Vice President and Director for a portion of the year. The members of the Compensation Committee consisted of Peter Blanck, who is a substantial shareholder of the Company and brother-in-law to Robert F. Tannenhauser, as well as Robert D'Loren and Kenneth Schwartz who are also warrant holders and/or shareholders of the Company.

Performance Graph.

            The following graph provides a comparison of the cumulative total return of the Company's Common Stock with the Russell 2000 Market Index, a broad marked index covering small capitalization stocks listed on the Russell 2000 Index and two custom indexes (i) Peer Group Indexes ("Peer Index") and (ii) Miscellaneous Business Credit Institutions ("Misc Bus Credit Inst"). In addition, the cumulative total returns for each index were prepared by Media General Financial Services, Inc. Each case assumes an initial investment of $100 afer the close of the market on June 30, 1995 as well as the reinvestment of any dividends.

[performance graph]

Plot Points                          6/30/95  6/30/96  6/30/97  6/30/98
-----------                          -------  -------  -------  -------

BLC Financial Services, Inc. ......  $ 70.59  $117.66  $164.72  $611.82
Peer Group Index ..................   119.47   173.91   238.89   335.82
Russell 2000 Index ................   120.08   148.90   173.21   201.77
Misc Bus Credit Inst ..............   132.30   206.83   346.19   514.43

            The following table sets forth all plan and non-plan compensation paid to the named individual for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended June 30, 1998. The following salaries and/or benefits are presently payable pursuant to employment agreements.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
Name and Principal Position    Fiscal Year    Annual Compensation                  Securities Underlying Options
----------------------------------------------------------------------------------------------------------------

                                              Salary           Bonus      Other
                                              ------           -----      -----
                               1998           $208,085 (1)       0          0      500,000
Robert F. Tannenhauser
President and Director         1997           207,411 (1)                          0

                               1996           150,997 (1)                          0
----------------------------------------------------------------------------------------------------------------
Leonard Rudolph                1998           $36,154 (2)        0          0      70,000
Executive Vice President
                               1997           N/A                                  N/A

                               1996           N/A                                  N/A
================================================================================================================
Jennifer Goldstein             1998           $106,923                             100,000
Treasurer
                               1997           $64,769                              N/A

                               1996           $45,553                              75,000
================================================================================================================
Robert McGee  (3)              1998           $196,417  (3)                        0
Vice President
                               1997           200,000                              0

                               1996           209,022                              187,475
----------------------------------------------------------------------------------------------------------------

(1)   Includes premiums for excess health insurance.
(2) Based upon approximately two months of salary at an annual rate of $170,000.
(3) Robert McGee was an officer of the Company through the 1st half of the year in which he earned $100,000. In the 2nd half of the year he was an employee of one of the Company's subsidiaries.

            Compensation of Directors. During the fiscal year ended June 30, 1998, and pursuant to Non-Qualified Stock Option Agreements, certain Directors were each granted 20,000 options to purchase Common Stock at an exercise price of $.90, all of which are exercisable immediately or at any time prior to June 30, 2002. The Directors covered under the above referenced option package include: Robert W. D'Loren, Irwin E. Redlener, M.D., Kenneth S. Schwartz, M.D. and Robert W. Wien. As additional compensation, each Director is to receive $1,000 per meeting of the Board of Directors.

            Employment Agreements. The Company entered into Employment Agreements with Robert F. Tannenhauser, President, and Robert C. McGee, former Vice President, on February 5, 1996. Mr. McGee's Employment Agreement was amended in January 1998. Additionally, during the current fiscal year, the Company entered into Employment Agreements with Leonard Rudolph, Executive Vice President, and Jennifer M. Goldstein, Treasurer of the Company.

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

            Robert C. McGee. Robert C. McGee's original Employment Agreement provided that he was to be employed as Vice President of the Company, a Managing Partner of Business Loan Center and President and Chief Executive Officer of BLC Network through January 15, 2001 at an annual gross salary of $200,000. Mr. McGee was also issued warrants to purchase 187,475 shares of Common Stock at an exercise price of $.60, all of which are exercisable immediately or at any time prior to November 5, 2000.

            Mr. McGee's Amended and Restated Employment Agreement provides that he shall be employed as BLC Financial Network, Inc.'s ("BLC-Network") Senior Credit Advisor through January 15, 2001 at a gross annual salary of $175,000. The agreement further provides that should BLC-Network terminate Mary McGee's, his spouse, employment for other than cause or death or disability, then Mr. McGee's compensation shall be increased to $256,000 per year. In the event BLC-Network terminates Mary McGee's employment for cause or as a result of death or disability, then Mr. McGee's compensation shall be increased to $200,000 per annum. Furthermore, in the event BLC-Network reduces Mary McGee's salary below $81,000 per year, then Mr. McGee's salary will be increased by a like amount. Mr. McGee is also entitled to participate in all benefit plans established from time to time by the Company, BLC-Network, and Business Loan Center, Inc. on the same basis as all other executive employees.

            The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

            Leonard Rudolph. Leonard Rudolph's Employment Agreement provides that he shall be employed as Executive Vice President and President of Business Loan Center, Inc. through April 30, 2003 at an annual gross salary of $170,000. Mr. Rudolph was also granted a $10,000 signing bonus as well as options to purchase 70,000 shares of Common Stock at an exercise price of $4.81, which shall vest equally over the next four years. Mr. Rudolph is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center, Inc. on the same basis as all other executive employees. He may terminate this Agreement in the event that Robert. F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under her employment agreement.

            The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

            The agreement obliges the Company to pay to Mr. Rudolph the greater of $170,000 or his annual gross salary if (i) Mr. Rudolph's employment is terminated for any reason other than his death or disability, (ii) the agreement is not renewed by the Company or Business Loan Center or (iii) Mr. Rudolph terminates the agreement due to a reduction in Mr. Rudolph's salary or benefits or the diminution of his responsibility, authority or status as an executive.

            Jennifer Goldstein. Jennifer Goldstein's employment agreement provides that she shall be employed as Treasurer and Chief Financial Officer of the Company, BLC Comm Cap Corp., BLC Cap Corp. and Business Loan Center through September 30, 2002 at an initial annual gross salary of $100,000. Ms. Goldstein was granted options to purchase 100,000 shares of Common Stock at an exercise price of $.82, which shall vest equally over the next five years. Ms. Goldstein is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees. She may terminate this Agreement in the event that Robert.
F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under her employment agreement.

            The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

            The agreement obliges the Company to pay to Ms. Goldstein the greater of $100,000 or her annual gross salary if (i) Ms. Goldstein's employment is terminated for any reason other than her death or disability, (ii) the agreement is not renewed by the Company or Business Loan Center on (iii) Ms. Goldstein terminates the agreement due to a reduction in salary or benefits or the diminution of her responsibility, authority or status as an executive.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

            The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1998 by the named individual, along with the year-end value of unexercised options/warrants at June 30, 1998.

---------------------------------------------------------------------------------------------------------------------------
                                                                       Number of               Value of Unexercised In-The-
Name                          Share Acquired on                        Unexercised             Money Options/Warrants at
                              Exercise              Value Realized     Options at 6/30/98      6/30/98 (5)
---------------------------------------------------------------------------------------------------------------------------
Robert F. Tannenhauser
President and Director        0                     0                  927,500 (1)             $2,347,875 (6)
---------------------------------------------------------------------------------------------------------------------------
Leonard Rudolph
Executive Vice President      0                     0                   70,000 (2)             $        0 (7)
---------------------------------------------------------------------------------------------------------------------------
Jennifer Goldstein
Treasurer                     0                     0                  175,000 (3)             $  449,250 (8)
---------------------------------------------------------------------------------------------------------------------------
Robert McGee  (3)
Vice President                0                     0                  187,475 (4)             $  496,809 (9)
---------------------------------------------------------------------------------------------------------------------------

(1) Includes 500,000 options at an exercise price of $.82 and 427,500 at an exercise price of $.60 of which 427,500 are currently exercisable.
(2) No options currently exercisable.
(3) Includes 100,000 options at an exercise price of $.82 and 75,000 at an exercise price of $.50 per share of which 37,500 is currently exercisable.
(4) All options are currently exercisable.
(5) The value realized equals the market value of the common stock at June 30,1998 (Closing Bid) minus the exercise price multiplied by the number of shares. The price of a share of common stock at the close of business on June 30, 1998 was $3.25.
(6) 500,000 shares ($3.25 - $.82) = $1,215,000 and 427,500 ($3.25 - $.82) =
$1,132,875.
(7) These options are out of the money.
(8) 100,000 shares ($3.25 - $.82) = $243,000 and 75,000 ($3.25 - $.50) =
$206,250
(9) 187,475 shares ($3.25 - .60) = $496,809.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Potential realizable     Potential realizable
                              Number of       % Total                                  value at assumed         value at assumed
                             securities   ptions/SARs                             annual rates of stock    annual rates of stock
                             underlying    Granted to                            price appreciation for       price appreciation
                           options/SARs   mployees in    Exercise   Expiration              option term          for option term
Name                            Granted   Fiscal Year       Price         Date                   5% ($)                  10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Robert F.
Tannenhauser                    500,000           40%         .82       4/5/03                  $68,500                 $194,000
President and Director
--------------------------------------------------------------------------------------------------------------------------------
Leonard Rudolph
Executive Vice                   70,000            6%        4.81       8/7/02                  $31,500                 $106,400
President
--------------------------------------------------------------------------------------------------------------------------------
Jennifer Goldstein
Treasurer                       100,000            8%         .82       4/5/03                  $13,700                  $38,800
--------------------------------------------------------------------------------------------------------------------------------

            Reference is made to the section of this Report entitled "Certain Relationships and Related Transactions" for a description of fees paid to entities that are affiliated with certain executive officers and a description of the employment agreements with certain executive officers.

Indemnification of Directors and Officers

            Section 102(b)(7) of the General Corporation Law of the State of Delaware grants corporations the right to limit or eliminate the personal liability of their directors in certain circumstances and in accordance with the provisions therein set forth. Article 7 of the Company's Amended and Restated Certificate of Incorporation provides for the elimination of personal liability of a Director to the Corporation or its stockholders for monetary damages for the breach of the Director's fiduciary duty to the full extent allowable under
Section 102(b)(7).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth certain information as of June 30, 1998 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Rule 13d-3") based upon information furnished by the persons listed or known to the Company. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

-----------------------------------------------------------------------------------------------
                                          Amount and Nature of Beneficial
Name and Address of Beneficial Owner      Ownership                            Percent Of Class
-----------------------------------------------------------------------------------------------
Futuronics Corporation                    2,609,964 (1)                        13.20%
3652 Forest Gate Drive, N.E.
Iowa City, Iowa 52240
-----------------------------------------------------------------------------------------------
Peter D. Blanck                           3,376,130 (2)(3)                     16.82%
University of Iowa, College of Law
Iowa City, Iowa 52241
-----------------------------------------------------------------------------------------------
Richard Blanck                            3,226,131 (2)(4)                     16.20%
9 Hickory Road
Manhasset Hills, New York 11040
-----------------------------------------------------------------------------------------------
Robert W. D'Loren                         220,000(5)                           1.10%
72 Woodland Drive
Oyster Bay Cove, NY 11771
-----------------------------------------------------------------------------------------------
Robert C. McGee                           1,996,296 (6)                        9.99%
204 Oxford Circle East
Richmond, Virginia 23221
-----------------------------------------------------------------------------------------------
Jennifer M. Goldstein                     147,500(7)                           *
50 West 72nd Street
New York, New York 10023
-----------------------------------------------------------------------------------------------
David I. Redlener                         15,000                               *
155 Henry Street
Brooklyn, New York  11201
-----------------------------------------------------------------------------------------------
Irwin E. Redlener                         20,000(8)                            *
11 Alfred Lane
New Rochelle, New York 10804
-----------------------------------------------------------------------------------------------
Diane Rosenfeld                           1,119,984 (9)                        5.59%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
-----------------------------------------------------------------------------------------------
Kenneth S. Schwartz                       31,525(10)                           *
284 Guard Hill Road
Bedford, New York 10506
-----------------------------------------------------------------------------------------------
Carol Tannenhauser                        5,356,767 (2)(11)                    26.67%
210 East 68th Street
New York, New York 10021
-----------------------------------------------------------------------------------------------
Robert F. Tannenhauser                    5,356,767 (11)                       26.67%
210 East 68th Street
New York, New York 10021
-----------------------------------------------------------------------------------------------
Jerome B.  Alenick                        425,375 (12)                         2.66%
26 Columbia Turnpike
Florham Park, New Jersey 07932
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                          Amount and Nature of Beneficial
Name and Address of Beneficial Owner      Ownership                            Percent Of Class
-----------------------------------------------------------------------------------------------
Robert W. Wien                            74,500 (13)                          *
24 James Road
Mount Kisco, New York 10549
-----------------------------------------------------------------------------------------------
Leonard Rudolph                           8,600                                *
3 Pelham Place
East Brunswick, New Jersey 08816
-----------------------------------------------------------------------------------------------
All Directors and officers
    as a group (nine persons)             6,988,603(14)                        33.26%
-----------------------------------------------------------------------------------------------

* Owns less than 1% of the outstanding shares of Common Stock

(1) Includes 2,609,964 shares owned directly by Futuronics Corporation. Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are officers and directors of Futuronics Corporation.

(2) Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are siblings. Each disclaims beneficial ownership of the shares owned by the others.

(3) Includes (a) 85,737 shares owned directly by Peter D. Blanck, (b) 211,933 shares deemed owned by Peter D. Blanck as custodian for his four children, (c) 75,000 shares underlying options owned by Peter D. Blanck, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Peter D. Blanck is a Trustee and Beneficiary, (e) 2,609,964 shares owned by Futuronics Corporation of which Peter D. Blanck is an officer and director, (f) 83,334 shares that may be acquired upon the exercise of Warrants by Peter D. Blanck as custodian for his four children, (g) 100,000 shares that may be acquired upon the conversion of Debentures held directly by Peter D. Blanck and (h) 33,332 shares that may be acquired upon the conversion of debentures held by Peter D. Blanck as custodian for his four children.

(4) Includes (a) 190,501 shares owned directly by Richard Blanck, (b) 107,169 shares deemed owned by Richard Blanck as custodian for his two children, (c) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Richard Blanck is a Trustee and Beneficiary, (d) 2,609,964 shares owned by Futuronics Corporation of which Richard Blanck is an officer and director and
(e) 83,333 shares that may be acquired upon the exercise of Warrants by Richard Blanck, (f) 25,000 shares that may be acquired upon the conversion of Debentures held by Richard Blanck and (g) 33,334 shares that may be acquired upon the conversion of Debentures held by Richard Blanck as custodian for his two children.

(5) Includes (a) 200,000 shares that may be acquired upon the exercise of Warrants held by D'Loren Levien & Company L.L.C. of which Robert D'Loren is a member and (b) 20,000 shares that may be acquired upon the exercise of options held by Robert D'Loren.

(6) Includes (a) 1,808,821 shares owned directly by Robert C. McGee and (b) 187,475 shares that may be acquired upon the exercise of certain warrants owned by Robert C. McGee.

(7) Includes (a) 110,000 shares owned by Jennifer M. Goldstein, and (b) 37,500 shares that may be acquired upon the exercise of options held by Jennifer M. Goldstein.

(8) Includes 20,000 shares that may be acquired upon the exercise of options held by Irwin Redlener.

(9) Includes (a) 666,710 shares directly owned by Diane Rosenfeld, (b) 205,774 shares directly owned by Eric Rosenfeld , (b) 202,500 shares underlying options owned by Diane Rosenfeld and (d) 45,000 shares that may be acquired upon the exercise of Warrants owned by Diane Rosenfeld.

(10) Includes (a) 11,525 shares directly owned by Kenneth Schwartz or jointly with Jane Schwartz, and (b) 20,000 shares that may be acquired upon the exercise of options held by Kenneth Schwartz.

(11) Includes 172,468 shares owned directly by Robert F. Tannenhauser, (b) 1,325,409 shares directly owned by Carol Tannenhauser, the spouse of Robert F. Tannenhauser, (c) 2,609,964 owned by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which the spouse of Robert F. Tannenhauser is Trustee and Beneficiary, (e) 427,500 shares underlying options owned by Carol Tannenhauser,(f) 54,500 shares that may be acquired upon the conversion of Debentures held by Carol Tannenhauser, (g) 83,333 shares that may be acquired upon the exercise of Warrants held by the two children of Robert Tannenhauser, (h) 207,833 shares owned by David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser, (i) 164,600 shares held in a custodial account for the benefit of Emily Tannenhauser, the daughter of Robert F. Tannenhauser each of Carol Tannenhauser and Robert F. Tannenhauser share voting and dispositive power of such shares, (j) 43,233 shares owned by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (k) 4,500 shares that may be acquired upon the conversion of Debentures held by Robert F. Tannenhauser, (l) 21,167 shares that may be acquired upon the conversion of Debentures held by David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser,
(m) 21,166 shares that may be acquired upon the conversion of Debentures held by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (n) 22,132 shares held in trust for David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser and (o) 22,132 shares held in trust for Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser.

(12) Includes (a) 317,875 shares owned by the Defined Benefit Plan for the Benefit of Jerome Alenick, and (b) 107,500 shares owned by Jerome B. Alenick and Nicole A. Alenick as joint tenants and tenants in common.

(13) Includes (a) 20,000 shares owned directly by Robert W. Wien, (b) 20,000 shares that may be acquired upon the exercise of options held by Robert W. Wien, and (c) 34,500 shares that may be acquired upon the exercise of certain Warrants held by Robert W. Wien.

(14) Represents shares beneficially owned pursuant to Rule 13d-3 by Mr. Tannenhauser, a Director and President of the Company, Ms. Goldstein, Treasurer and Chief Financial Officer of the Company, Leonard Rudolph, Executive Vice President of the Company, David Redlener, Secretary of the Company, Messrs. D'Loren, Peter Blanck , Wien, Alenick and Drs. Redlener and Schwartz, directors of the Company. The shares deemed beneficially owned by Robert F. Tannenhauser and Peter D. Blanck through Futuronics Corporation and Trust created under the Will of Albert Blanck have been added only once to the total shares owned by officers and directors as a group.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Since June 30, 1992, various members of the immediate family and affiliates of Robert F. Tannenhauser have made available funds to Business Loan Center for the purpose of originating loans. In exchange for extending such loans, Business Loan Center paid interest to the person or entities funding such loans during Fiscal Years 1998, 1997 and 1996. For those periods, Business Loan Center incurred interest expense relating to such individuals in the aggregate amounts of $17,000, $157,000, and $130,000, respectively. The maximum amounts outstanding for these loans during the periods in question were $2,594,000, $2,594,000, and $2,108,000, respectively. Additionally, certain members and affiliates of Mr. Tannenhauser's family participated in the debenture offering placed by the Company during the fiscal year ended June 30, 1998. Interest expense and interest accrual relating to such individuals totaled approximately $48,000 and $25,000, respectively, based upon outstanding debentures to said parties in the aggregate amount of $950,000.

            On April 1, 1997, the Company entered into an employment agreement with R. Matthew McGee whereby Mr. McGee shall be employed as a consultant for BLC Capital Corp. through March 31, 2002 at an annual gross salary of $136,000. Mr. McGee is entitled to participate in all plans established from time-to-time on the same basis as all other employees. Mr McGee is the son of Robert McGee, a Vice President and Director of the Company for a portion of Fiscal Year 1998.

      On November 11, 1997, the Company entered into an investment banking agreement with Josephthal & Co., Inc. ("Josephthal") pursuant to which the Company paid a $25,000 retainer to Josephthal and agreed to pay an additional $12,500 per month for three months commencing in January 1998. Thereafter the fee would be reduced to $5,000 per month. For the Fiscal Year 1998, the Company paid Josephthal a total of $85,000 in fees. In addition, the Company issued to

Josephthal, pursuant to such Investment Banking Agreement, warrants to purchase 90,000 shares of the Common Stock of the Company. The initial exercise price for the warrants is $1.10 per share. Robert W. Wien, a director of the Company, is a Managing Director of Josephthal.

      The Company, during Fiscal Year 1998 obtained a line of credit for Business Loan Center and entered into a loan origination and servicing agreement with a certain financial institution introduced to the Company by Robert W. D'Loren, a Director of the Company. In connection with such arrangements and pursuant to a written agreement, D'Loren Levien & Company, LLC ("DLC"), a limited liability company of which Mr. D'Loren is a member, received total fees of $125,000. In July 1997, BLC Capital Corp., a subsidiary of the Company, entered into a loan origination and servicing agreement with the financial institution introduced by Mr. D'Loren pursuant to which BLC Capital Corp. was to receive fees for originating and servicing non-SBA first mortgage commercial real estate backed loans for the financial institution. DLC is entitled to receive fees based upon each transaction closed. In December 1997, DLC received a fee advance of $72,500 in connection with arranging a line of credit for BLC Comm Cap Corp, to be utilized to fund loans under the Department of Agriculture Program. In December 1997, the Company and DLC agreed, and the Board of Director approved, an amendment to the agreement with respect to fees due and to be received in the future by DLC whereby DLC agreed to reduce the cash amount of its fees in exchange for 200,000 warrants to purchase the Common Stock of the Company at a purchase price of $1.83 per share and the right to earn an additional 600,000 shares.

During Fiscal Year 1998 the Company entered into Employment Agreements with four executive officers. See, "Item 11-Executive Compensation".

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

            Independent Auditors' Report................................... F-2
            Consolidated Balance Sheets at June 30, 1998 and 1997.......... F-3
            Consolidated Statements of Income --
              Years Ended June 30, 1998, 1997 and
              1996......................................................... F-4
            Consolidated Statements of Changes in
              Shareholders' Equity --Years ended
              June 30, 1998, 1997 and 1996................................. F-5
            Consolidated Statements of Cash Flows --
              Years ended June 30, 1998, 1997 and
              1996  ....................................................... F-6
            Notes to Consolidated Financial Statements..................... F-7

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore, have been omitted.

            (a)(3) Exhibits Filed

                  See Exhibit Index beginning on page 44 of this Report.

            (b) Reports on Form 8-K

                  The Company filed one Report on Form 8-K during the fiscal year ending on June 30, 1998. On December 19, 1997, Business Loan Center, a wholly-owned subsidiary of the Company, successfully completed the securitization and sale of a portion of its unguaranteed SBA loan portfolio.

            (c) Exhibits

                  See Item 14(a)(3) above.

            (d) Financial Statement Schedules

            The financial statement schedules required to be filed pursuant to this Item 14(d) are listed above under Items 14(a)(1) and (2).

                          BLC FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 and 1997

BLC FINANCIAL SERVICES, INC.

Contents
                                                                          Page
                                                                          ----
Consolidated Financial Statements

  Independent auditors' report                                            F-2

  Balance sheets                                                          F-3

  Statements of income                                                    F-4

  Statements of changes in shareholders' equity                           F-5

  Statements of cash flows                                                F-6

  Notes to financial statements                                           F-7

                [LETTERHEAD OF RICHARD A. EISNER & COMPANY, LLP]

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
BLC Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of BLC Financial Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BLC Financial Services, Inc. and subsidiaries as of June 30, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

August 27, 1998
Florham Park, New Jersey

BLC FINANCIAL SERVICES, INC

Consolidated Balance Sheets

                                                                                             June 30,
                                                                                     -------------------------
                                                                                         1998          1997
                                                                                     -----------  ------------
ASSETS
   Loans receivable - net                                                            $22,040,000  $  9,839,000
   Loans held for sale                                                                 7,160,000     1,109,000
   Cash                                                                                1,730,000       803,000
   Restricted cash                                                                     1,768,000
   Accounts receivable - loans sold                                                    8,252,000     3,247,000
   Accounts and other receivables                                                      1,006,000       282,000
   Prepaid expenses                                                                      302,000       218,000
   Leasehold improvements, furniture and equipment, net of accumulated
     depreciation of $342,000 in 1998; $211,000 in 1997                                  742,000       344,000
   Servicing assets                                                                    3,270,000     1,972,000
   Residual interests                                                                  5,057,000       952,000
   Deferred income taxes                                                                 991,000     1,037,000
   Security deposits                                                                     131,000         3,000
   Deferred financing costs, net of accumulated amortization of $415,000
   in 1998; $47,000 in 1997                                                              832,000       280,000
                                                                                     -----------  ------------
                                                                                     $53,281,000  $ 20,086,000
                                                                                     ===========  ============

LIABILITIES
   Notes payable                                                                     $32,541,000  $  8,770,000
   Accrued expenses                                                                    1,163,000       422,000
   Due to participants                                                                   264,000       524,000
   Allowance for estimated future losses on loans sold                                   466,000        99,000
   Due to affiliates                                                                                 2,594,000
   Debentures                                                                          3,328,000
   Debt                                                                                   46,000       156,000
   Customer deposits                                                                   1,204,000       331,000
                                                                                     -----------  ------------
       Total liabilities                                                              39,012,000    12,896,000
                                                                                     -----------  ------------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value:
   Authorized - 2,000,000 shares, issued and outstanding - none
Common stock, $.01 par value:
   Authorized - 35,000,000 shares, issued and outstanding 19,778,449
     in 1998 and 17,341,243 in 1997                                                      197,000       173,000
Additional paid-in capital                                                            10,840,000     7,391,000
Retained earnings (accumulated deficit)                                                2,762,000      (464,000)
Unrealized gain on residual interests (net of income taxes of $341,000 in 1998;
   $10,000 in 1997)                                                                      470,000        90,000
                                                                                     -----------  ------------
       Total shareholders' equity                                                     14,269,000     7,190,000
                                                                                     -----------  ------------
                                                                                     $53,281,000  $ 20,086,000
                                                                                     ===========  ============

BLC FINANCIAL SERVICES, INC

Consolidated Statements of Income

                                                                        Year Ended June 30,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------  ------------   -----------
Revenues:
   Interest income                                            $  2,439,000  $  1,666,000   $ 1,335,000
   Gain on sale of loans                                        10,583,000     4,333,000     2,945,000
   Service fee income                                            1,150,000       800,000       560,000
   Miscellaneous                                                 1,557,000       369,000       157,000
                                                              ------------  ------------   -----------
                                                                15,729,000     7,168,000     4,997,000
                                                              ------------  ------------   -----------
Expenses:
   Operating costs                                               6,481,000     3,249,000     2,918,000
   General and administrative                                    1,753,000     1,267,000       498,000
   Interest                                                      2,158,000       975,000       889,000
                                                              ------------  ------------   -----------
                                                                10,392,000     5,491,000     4,305,000
                                                              ------------  ------------   -----------
Equity of minority interest in income of subsidiary                                2,000        72,000
                                                                            ------------   -----------
Income before provision (benefit) for income taxes
   and extraordinary item                                        5,337,000     1,675,000       620,000
Provision (benefit) for income taxes                             2,111,000       (27,000)       67,000
                                                              ------------  -------------  -----------
Income before extraordinary item                                 3,226,000     1,702,000       553,000
Extraordinary gain - forgiveness of debt
   (net of income taxes of $27,000 in 1997 and
   $14,000 in 1996)                                                              245,000        91,000
                                                              ------------  ------------   -----------
Net income                                                    $  3,226,000  $  1,947,000   $   644,000
                                                              ============  ============   ===========
Basic:
   Income before extraordinary item                               $.18           $.10         $.04
   Extraordinary item                                                            $.01         $.01
   Net income                                                     $.18           $.11         $.05
Diluted:
   Income before extraordinary item                               $.15           $.10         $.04
   Extraordinary item                                                             .01
   Net income                                                     $.15            .11          .04

BLC FINANCIAL SERVICES, INC

Consolidated Statements of Changes in Shareholders' Equity

                                                       Common Stock                        Retained     Unrealized
                                                 ------------------------   Additional     Earnings      Gain on
                                                     Number                   Paid-in    (Accumulated    Residual
                                                   of Shares      Amount      Capital      Deficit)      Interests       Total
                                                 ------------    --------   -----------   -----------   -----------   -----------
Balance, June 30, 1995                             13,178,348    $132,000   $ 5,531,000   $(3,055,000)                $ 2,608,000
Issuance of common stock                            3,703,704      37,000       963,000                                 1,000,000
Pre-confirmation net operating loss utilization                                 349,000                                   349,000
Net income                                                                                    644,000                     644,000
                                                 ------------    --------   -----------   -----------                 -----------
Balance, June 30, 1996                             16,882,052     169,000     6,843,000    (2,411,000)                  4,601,000
Exercise of warrants                                  459,191       4,000       174,000                                   178,000
Net income                                                                                  1,947,000                   1,947,000
Pre-confirmation net operating loss utilization                                 374,000                                   374,000
Change in unrealized gain on residual interests,
   net of income tax effect                                                                             $    90,000        90,000
                                                 ------------    --------   -----------   -----------   -----------   -----------
Balance, June 30, 1997                             17,341,243     173,000     7,391,000      (464,000)       90,000     7,190,000
Exercise of warrants and options                    2,437,206      24,000     1,264,000                                 1,288,000
Net income                                                                                  3,226,000                   3,226,000
Pre-confirmation net operating loss utilization                               1,996,000                                 1,996,000
Issuance of warrants in connection with
   professional services rendered                                               189,000                                   189,000
Change in unrealized gain on residual
interests,
   net of income tax effect                                                                                 380,000       380,000
                                                 ------------    --------   -----------   -----------   -----------   -----------
Balance, June 30, 1998                             19,778,449    $197,000   $10,840,000   $ 2,762,000   $   470,000   $14,269,000
                                                 ============    ========   ===========   ===========   ===========   ===========

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

                                                                              Year Ended June 30,
                                                                    --------------------------------------
                                                                        1998          1997          1996
                                                                    ------------  ------------  ----------
Cash flows from operating activities:
   Income before extraordinary item                                 $  3,226,000  $  1,702,000  $  553,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation                                                      131,000        69,000      39,000
       Minority interest in income of subsidiary                                         2,000      72,000
       Amortization                                                      782,000       217,000      14,000
       Provisions for credit losses                                      190,000        74,000     917,000
       Deferred income tax expense (benefit)                           1,711,000      (333,000)      9,000
       Issuance of warrants in connection with professional
         services rendered                                               189,000
       Changes in:
         Loans held for sale                                          (6,051,000)    1,215,000  (1,806,000)
         Restricted cash                                              (1,768,000)
         Accounts receivable - loans sold                             (5,005,000)   (3,247,000)    309,000
         Accounts and other receivables                                 (724,000)      (23,000)   (102,000)
         Prepaid expenses                                                (84,000)     (218,000)
         Deferred financing costs                                       (920,000)     (250,000)     13,000
         Accrued expenses                                                741,000        34,000     (55,000)
         Due to participants                                            (260,000)      524,000
         Security deposits                                              (128,000)       19,000      (3,000)
         Customer deposits                                               873,000        65,000     165,000
                                                                    ------------  ------------  ----------
           Net cash provided by (used in) operating activities        (7,097,000)     (150,000)    125,000
                                                                    ------------  ------------  ----------
Cash flows from investing activities:
   Loans originated                                                  (26,496,000)  (10,996,000) (4,433,000)
   Principal collections and sales of loans receivable                 8,937,000     5,037,000   5,484,000
   Principal payments on residual interests                              429,000        15,000
   Acquisition of equipment                                             (529,000)     (254,000)   (137,000)
   Purchase of minority interest in subsidiary                                        (380,000)
                                                                    ------------  ------------  ----------
           Net cash provided by (used in) investing activities       (17,659,000)   (6,578,000)    914,000
                                                                    ------------  ------------  ----------
Cash flows from financing activities:
   Net borrowings under lines of credit                               23,921,000     5,066,000    (260,000)
   Proceeds from issuance of debentures                                2,978,000
   Proceeds from exercise of warrants and options                      1,288,000       178,000
   Proceeds from issuance of common stock                                                        1,000,000
   Principal payments on debentures                                                             (1,006,000)
   Due to affiliates                                                  (2,394,000)    1,966,000    (492,000)
   Principal payments on notes payable                                  (110,000)     (172,000)
                                                                    ------------  ------------  ----------
           Net cash provided by (used in) financing activities        25,683,000     7,038,000    (758,000)
                                                                    ------------  ------------  ----------
Net increase in cash                                                     927,000       310,000     281,000
Cash at beginning of period                                              803,000       493,000     212,000
                                                                    ------------  ------------  ----------
Cash at end of period                                               $  1,730,000  $    803,000  $  493,000
                                                                    ============  ============  ==========
Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest                                                       $  1,950,000  $    961,000  $  899,000
     Income taxes                                                        175,000  $    438,000  $   30,000

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

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

Business operations:

The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture Rural Business - Cooperative Business and Industry Guaranteed Loan Program ("B&I"). The Company sells the SBA and B&I guaranteed portion of the loan in the secondary market, without recourse, at a premium. During the years ended June 30, 1998, 1997 and 1996, two loan production companies accounted for 24% and 29%, and one loan production company accounted for 43% of the Company's loan originations, respectively. During the years ended June 30, 1998, 1997 and 1996, 83% of the guaranteed loans were sold to four securities dealers, 78% were sold to one securities dealer, and 90% were sold to four securities dealers, respectively. During the year ended June 30, 1998, the Company securitized and sold approximately $18,000,000 of unguaranteed loans. In connection with this transaction, the Company acquired approximately $5,800,000 of unguaranteed loans from a lender. Additionally, during the year ended June 30, 1997, the Company sold without recourse, portions of the unguaranteed loans receivable to two finance companies and during the year ended June 30, 1996, sold with recourse, portions of the unguaranteed loans receivable to one finance company.

Accounting for loans and revenue recognition:

The Company's policy is to sell the SBA or B&I guaranteed portion of all loans that it originates, at a premium, in the secondary market on a nonrecourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding less deferred income.

Effective January 1, 1997, as required by Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("FAS 125"), upon the sale of loans, the Company allocates the cost, based upon the relative fair values, to the guaranteed portion of the loan, the unguaranteed portion of the loan, the servicing asset and residual interest, if any. The impact of the adoption of FAS 125 on net income in 1997 was immaterial.

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

During the year ended June 30, 1998, the Company acquired Southeastern 1st Financial Network, Inc. ("Network") in a business combination accounted for as a pooling of interests. Network was primarily an originator of SBA loans.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

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

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses of principal in the existing portfolio. However, the ultimate amount realized from collateral securing the impaired loans cannot reasonably be determined until their disposition. The Company's charge-off policy is based on an account-by-account review for all loans receivable.

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

The fair value of the residual interest is determined based on various economic factors including loan size, dates of origination, terms and geographic locations. The Company also used other available information such as reports on historical average loan maturity as compared to the contractual loan maturity. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the residual interest. As of June 30, 1998, the average loan maturities and cash flow discount rate assumptions are 8 years and 11.25%, respectively.

The residual interests are accounted for as available-for-sale securities and are stated at estimated fair value. Unrealized gains and losses, net of the income tax effect, are included in shareholders' equity.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Servicing assets:

Servicing assets arise from the sale of fractional interests of loans. Servicing assets represent the estimated present value of the differential between the interest paid by the borrower and the sum of the contractual servicing fee and the Company's normal servicing cost. These capitalized amounts are amortized over the estimated average life of the loans in each pool sold. The Company reviews the carrying amount of each pool for possible impairment. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and reduces future amortization accordingly. Each pool consists of either SBA or B&I loans which, in management opinion, have similar risk characteristics.

Leasehold improvements, furniture and equipment:

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years, which approximates the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or its economic life.

Per share information:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which is effective for periods ended after December 15, 1997 and requires that, upon adoption, all prior periods be restated.

Basic EPS is determined using net income dividend by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income, plus the after tax effect of the interest expense on the convertible debentures, by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using the treasury stock method calculated based upon average market price for the period.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the basic and diluted EPS for the years ended June 30, 1998, 1997 and 1996, computed under the provisions of FAS 128.

                                    1 9 9 8                              1 9 9 7                             1 9 9 6
                    ------------------------------------  ------------------------------------  ---------------------------------
                        Income                              Income                               Income
                        before                              Before                               Before
                        Extra-     Weighted                 Extra-       Weighted                Extra-     Weighted
                      ordinary      Average   Per Share    ordinary       Average   Per Share   ordinary     Average   Per Share
                        Item        Shares      Amount       Item         Shares      Amount      Item       Shares      Amount
                    ------------  ----------  ----------  ------------  ----------  ----------  ---------  ----------  ----------
Income before
  extraordinary
  item                $3,226,000                            $1,702,000                           $553,000
                      ==========                            ==========                           ========
Basic EPS
Income before
  extraordinary
  item available
    to common
    stockholders      $3,226,000  18,287,002        $.18    $1,702,000  17,317,428        $.10   $553,000  14,240,886        $.04
                                                    ====                                  ====                               ====
Effect of
    dilutive stock
    options and
     warrants                      2,306,048                               915,429                            120,576
Effect of
    convertible
    debentures            91,000     831,025
                      ----------  ----------                ----------  ----------               --------  ----------
Diluted EPS
Income before
  extraordinary
  item available
  to common
  stockholders        $3,317,000  21,424,075        $.15    $1,702,000  18,232,857        $.10   $553,000  14,361,462        $.04
                      ==========  ==========        ====    ==========  ==========        ====   ========  ==========        ====

Income taxes:

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income taxes relate to temporary differences and the net operating loss carryforwards.

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

Stock-based compensation:

Statement of Financial Accounting Services No. 123,"Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 2. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The loans receivable are principally long-term business loans, with initial terms ranging from 7 to 25 years, made to qualifying small businesses. The loans have variable interest rates which adjust based upon the prime rate.

As of June 30, 1998 and 1997, loans receivable - net consisted of:

                                             1998          1997
                                         -----------   ------------
             Loans receivable            $23,829,000    $11,560,000
             Less:
                Deferred income           (1,148,000)      (820,000)
                Allowance for credit
                losses                      (641,000)      (901,000)
                                         -----------   ------------
             Net loans receivable        $22,040,000    $ 9,839,000
                                         ===========    ===========

As of June 30, 1998, contractual maturities of loans receivable for each of the next five years were as follows:

           Year Ending
             June 30,
           -----------
              1999                       $359,000
              2000                        402,000
              2001                        450,000
              2002                        503,000
              2003                        562,000

As of June 30, 1998 and 1997, the impaired loan portfolio totaled $1,809,000 and $1,368,000, respectively, for which specific allocations to the allowance for credit losses aggregated $309,000 and $509,000 respectively. The average balance of the impaired loan portfolio for the year ended June 30, 1998 and 1997 approximated $1,589,000 and $1,425,000, respectively. The Company did not recognize any interest income on its impaired loan portfolio during the years ended June 30, 1998, 1997 and 1996.

Changes in the allowance for credit losses for the three years ended June 30, 1998 were as follows:

           Balance as of June 30, 1995    $  710,000
           Provision for credit losses       809,000
           Loans charged off                (289,000)
                                          ----------
           Balance as of June 30, 1996     1,230,000
           Provision for credit losses        83,000
           Loans charged off                (412,000)
                                          ----------
           Balance as of June 30, 1997       901,000
           Benefit for credit losses        (177,000)
           Loans charged off                 (83,000)
                                          ----------
           Balance as of June 30, 1998    $  641,000
                                          ==========

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 3. RESTRICTED CASH AND ESTIMATED FUTURE LOSSES ON LOANS SOLD:

In connection with the December 1997 securitization, the Company was required to deposit funds into a cash account with the trustee for possible losses ("Spread Account"). Additionally, the Company is required to deposit into the Spread Account cash flows from the residual interest in order to maintain a specified percentage of the outstanding principal balance of the certificates. This percentage may increase in the event of defaults and/or losses exceeding certain specified levels. Furthermore, losses are charged against the Spread Account. If the Spread Account is in excess of the specified percentage, the trustee will release the excess funds to the Company.

NOTE 4. SERVICING ASSETS AND RESIDUAL INTERESTS

Changes in servicing assets and residual interests for the three years ended June 30, 1998 are as follows:


                                                                      Servicing     Residual
                                                                        Assets      Interests
                                                                     -----------   ----------
             Assets, originated from loan sales                      $ 1,479,000
                                                                     -----------
             Balance, June 30, 1996                                    1,479,000
             Assets originating from loan sales                          684,000   $  867,000
             Amortization                                               (191,000)
             Principal payments                                                       (15,000)
             Change in market value                                                   100,000
                                                                     -----------   ----------
             Balance, June 30, 1997                                    1,972,000      952,000
             Assets originating from loan sales                        1,712,000    3,823,000
             Amortization                                               (414,000)
             Principal payments                                                      (429,000)
             Change in market value                                                   711,000
                                                                     -----------   ----------

             Balance, June 30, 1998                                  $ 3,270,000   $5,057,000
                                                                     ===========   ==========

As of June 30, 1998, the gross unrealized gains were $811,000.

NOTE 5. FINANCING

Notes payable as of June 30, 1998 and 1997 consist of the following:

                                                                         1998         1997
                                                                     ===========   ==========
           Advances under revolving credit facilities                $32,541,000   $4,513,000
           Subordinated advances collateralized by loans receivable                 4,257,000
                                                                     -----------   ----------
                                                                     $32,541,000   $8,770,000
                                                                     ===========   ==========

As of June 30, 1998, the Company had $50,000,000 in revolving credit facilities. The facilities are collateralized by loans receivable, loans held for sale and accounts receivable - loans sold and the interest rates range from the prime rate plus 1% to the prime rate plus 1.50%. The facilities expire in August 1999 and include covenants requiring the company to, among other matters, maintain minimum tangible net worth.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 5. FINANCING (CONTINUED)

Debt as of June 30, 1998 and 1997 consists of the following:

                                                                 1998     1997
                                                               -------  --------
         Note payable in monthly payments of $9,000 including
           interest at 7% per annum, due January 1999          $46,000  $156,000
                                                               -------  --------
                                                               $46,000  $156,000
                                                               =======  ========

The debentures, which bear interest at 9-1/4% pre annum and mature in November 2001, are subordinated to the revolving lines of credit and are convertible into 1,662,049 shares of common stock. Additionally, $150,000 of the subordinated advances and $200,000 of the due from affiliates outstanding as of June 30, 1997 were converted into $350,000 debentures.

As of June 30, 1998, principal payments on the debt of $46,000 and the debenture of $3,328,000 are due during the years ended June 30, 1999 and 2002, respectively.

During the year ended June 30, 1996, debenture holders agreed to forgive accrued interest aggregating $105,000 in exchange for the Company prepaying its obligation. Accordingly, the Company recognized an extraordinary gain.

During the year ended June 30, 1997, the Company settled the noninterest bearing note for $50,000 in cash and a $205,000 note. Additionally, the Company incurred $73,000 in legal fees. Accordingly, the Company recognized an extraordinary gain of $272,000.

NOTE 6. INCOME TAXES

The significant components of the Company's deferred income tax and liabilities as of June 30, 1998 and 1997 are as follows: 1998 1997

                                                           1998         1997
                                                       -----------  -----------
            Deferred income tax assets:
               Net operating losses                    $ 2,056,000  $ 3,859,000
               Allowance for credit losses                 428,000      440,000
               Loan discount                               398,000      230,000
               Alternative minimum tax credit
               carryforward                                140,000       33,000
               Other                                                     14,000
                                                       -----------  -----------
                                                         3,022,000    4,576,000

            Deferred income tax liability; unrealized
              gain on residual interest                   (341,000)     (10,000)
            Valuation allowance                         (1,690,000)  (3,529,000)
                                                       -----------  -----------
            Net deferred income tax asset              $   991,000  $ 1,037,000
                                                       ===========  ===========

These valuation allowances represent the unutilized tax benefit of the pre confirmation net operating losses.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 6. INCOME TAXES (CONTINUED)

The significant components of the provision (benefit) for income taxes for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                                1998         1997        1996
                                            -----------   ---------   ---------
      Current:
         Federal                            $   123,000   $  20,000   $  10,000
         State                                  277,000     286,000      48,000
                                            -----------   ---------   ---------
           Total current taxes                  400,000     306,000      58,000
                                            -----------   ---------   ---------
      Deferred:
         Federal                              3,572,000     336,000     176,000
         State                                  (22,000)   (101,000)
         Change in valuation allowance       (1,839,000)   (568,000)   (167,000)
                                            -----------   ---------   ---------
           Total deferred taxes               1,711,000    (333,000)      9,000
                                            -----------   ---------   ---------
      Provision (benefit) for income taxes  $ 2,111,000   $ (27,000)  $  67,000
                                            ===========   =========   =========

The difference between the statutory federal income tax rate on the Company's income before extraordinary items and the Company's effective income tax rate as of June 1998, 1997 and 1996 is summarized as follows:

                                                    1998      1997      1996
                                                    ----      ----     -----
      Statutory federal income tax rate             34.0%     34.0%     34.0%
      State income tax, net of federal benefit       4.8%      5.2       5.1
      Reduction in valuation allowance                       (33.9)    (26.9)
      Miscellaneous                                  0.8      (6.9)     (1.4)
                                                    ----      ----     -----
      Effective income tax rate                     39.6%     (1.6)%   (10.8)%
                                                    ====      ====     =====

As of June 30, 1998, the Company has net operating loss carryforwards for income tax purposes expiring as follows:

      Year Ending
        June 30,
      -----------

          1999               $3,649,000
          2000                  225,000
          2001                1,127,000
          2002                  124,000
          2003                  124,000
          2004                  546,000
          2005                  125,000
          2007                   52,000
                             ----------
                             $5,972,000
                             ==========

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

Note 7. Stock Options and Warrants

The Company has stock option plans (the "Plans") for directors, officers and employees which provide for the grant of nonqualified and incentive stock options. The Board of Directors determines the exercise price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from August 1997 through June 2005.

The Company applies APB 25 in accounting for its employee stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's income before extraordinary items would have been as follows:


                                                   Year Ended June 30,
                                          -------------------------------------
                                             1998           1997         1996
                                          ----------     ----------    --------
           Pro forma income before
              extraordinary item          $3,164,000     $1,661,000    $477,000
           Pro forma earnings per share:
              Basic                          0.17           0.10         0.03
              Diluted                        0.15           0.09         0.03

The fair value of each option granted in 1998, 1997 and 1996 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumption: no dividends yield, expected volatility of 40%, risk free interest rates ranging from 5.36% and 6.37% and expected lives ranging from 4.75 years to 10 years. The fair value of options granted during 1998, 1997 and 1996 were $1.00, $0.27 and $0.11.

The following table summarizes stock option transactions under the Plans:

                                                       Year Ended June 30,
                             ----------------------------------------------------------------------
                                      1998                     1997                    1996
                             ----------------------   ---------------------   ---------------------
                                           Weighted                Weighted                Weighted
                                           Average                 Average                  Average
                                           Exercise                Exercise                Exercise
                               Shares       Price       Shares      Price       Shares       Price
                             ----------    --------   ----------   --------   ----------   --------
Outstanding options at the
  beginning of year           1,922,475     $0.57      1,947,475    $0.56      1,785,000     $0.55
Options granted               1,332,000      1.54        150,000     0.62        874,432      0.56
Options exercised              (422,500)     0.50       (140,000)    0.50
Options expired or
  canceled                                               (35,000)    0.50       (711,957)     0.55
                             ----------               ----------              ----------
Outstanding options at the
  end of year                 2,831,975     $1.04      1,922,475    $0.57      1,947,475      0.56
                             ==========     =====     ==========              ==========

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the Plans' outstanding options as of June 30, 1998:

                                       Options Outstanding                  Options Exercisable
                             -----------------------------------------     ---------------------
                                              Weighted
                                              Average         Weighted                    Weighted
                                              Remaining       Average                     Average
         Range of               Number       Contractual      Exercise       Number       Exercise
      Exercise Price         Outstanding   Life (in Years)     Price       Exercisable     Price
      --------------         -----------   ---------------    --------     -----------    --------
      $0.50 - $0.90           2,561,975          3.2           $0.69        1,433,100      $0.61
      $4.18 - $4.81             270,000          4.9            4.34                0

As of June 30, 1998, 1997 and 1996, 1,075,500, 625,000 and 490,000 shares were available for grant under the Plans.

As of June 30, 1998, the Company had outstanding warrants to purchase 907,500 shares of common stock at prices ranging from $0.65 to $1.85. These warrants expire between March 1999 and December 2002.

As of June 30, 1998, 5,401,524 shares have been reserved for the exercise of warrants, stock options and conversion of debentures.

During the year ended June 30, 1998, the Company issued warrants to purchase 415,000 shares of common stock in connection with professional services rendered. The fair value of each warrant granted in 1998 has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividends yield, expected volatility of 40% and risk free interest rates of 5.5% and expected lives ranging from 3 to 5 years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Lease commitments:

The Company has entered into operating leases for office space expiring through May 2008. Minimum future rental payments under these leases are as follows:

     Year Ending
       June 30,
     -----------
        1999                     $  360,000
        2000                        265,000
        2001                        244,000
        2002                        215,000
        2003                        218,000
      Thereafter                  1,142,000
                                 ----------
                                 $2,444,000
                                 ==========

Rent expense for the years ended June 30, 1998, 1997 and 1996 aggregated $294,000, $109,000 and $104,000, respectively.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

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

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in the estimates.

The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                              June 30, 1998                    June 30, 1997
                                      -----------------------------    ----------------------------
                                      Carrying Value    Fair Value     Carrying Value    Fair Value
                                      --------------   ------------    --------------   -----------
      Cash                             $ 1,730,000      $ 1,730,000      $   803,000    $   803,000
      Loans held for sale                7,160,000        7,876,000        1,109,000      1,220,000
      Servicing assets and residual      8,327,000        8,952,000        2,924,000      3,364,000
      Loans receivable                  23,829,000       24,491,000        9,724,000     10,544,000
      Accounts receivable                8,252,000        8,252,000        3,247,000      3,247,000
      Debt, notes payable
         or due to affiliates           32,587,000       32,587,000       11,520,000     11,520,000
      Debentures                         3,328,000        5,402,000

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

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 9. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS (CONTINUED)

Debt, notes payable and due to affiliates:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value.

Debentures:

The fair value of the debentures is based upon the market value of the underlying common stock.

Loan commitments:

Typically, the Company does not charge fees for commitments to originate loans, additionally, since the loans are variable rate, changes in interest rates do not affect their fair value. Accordingly, the off-balance sheet instruments have no estimated fair value.

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

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable. The Company maintains its cash in highly rated financial institutions. As of June 30, 1998, the Company had bank deposits exceeding Federally insured limits by approximately $3,390,000. The Company originates loans to a large number of customers in diverse commercial entities and states.

In the normal course of business, the Company enters into commitments to extend credit. The Company uses the same credit policies in making commitments as it does for loans receivable reflected on the balance sheet. As of June 30, 1998, the Company's commitments to extend credit aggregated $94,876,000. However, $70,919,000 of the commitments are SBA and B&I guaranteed loans which the Company intends to sell in the secondary market.

As of June 30, 1998, loans sold with limited or unlimited recourse aggregated $21,239,000. The Company's maximum exposure under the recourse provisions is $10,722,000. The Company lends to diverse industries primarily in the eastern United States. As of June 30, 1998, the lodging and restaurant industries represented approximately 31% and 17% of the Company's loan portfolio, respectively.

Note 10. Related Parties Transactions

Certain officers and directors were members of law firms which provided professional services to the Company. During 1996, the Company wrote off approximately $48,000 of legal fees which were incurred in prior years from such firms.

During the year ended June 30, 1996, Network paid an affiliated company management fees aggregating $285,000.

During the years ended June 30, 1998, 1997 and 1996, the maximum amount of short-term loans outstanding from family members of an officer aggregated $2,594,000, $2,594,000 and $2,108,000, respectively. Interest expense on these loans aggregating $17,000, $157,000 and $130,000 on such loans was paid in 1998, 1997 and 1996, respectively.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1998 and 1997

NOTE 10. RELATED PARTIES TRANSACTIONS (CONTINUED)

Family members of an officer purchased $950,000 of the newly issued debentures. Interest expense and accrued interest payable on these debentures aggregated $48,000 and $25,000, respectively.

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

Date: September 25, 1998              BLC FINANCIAL SERVICES, INC.
                                              (Registrant)


                                      By: /s/ Robert F. Tannenhauser
                                          Robert F. Tannenhauser,
                                          President


                                      By:
                                          Jennifer M. Goldstein,
                                          Treasurer and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                       Date
----------                       -----                       ----

/s/ Robert F. Tannenhauser       Director            September 25, 1998
Robert F. Tannenhauser


/s/ Peter D. Blanck              Director            September 25, 1998
Peter D. Blanck


                                 Director            September___, 1998
Robert W.  D'Loren


                                 Director            September___, 1998
Irwin E. Redlener


/s/ Kenneth S. Schwartz          Director            September 25, 1998
Kenneth S. Schwartz


/s/ Robert W. Wien               Director            September 25, 1998
Robert W. Wien


/s/ Jerome Alenick               Director            September 25, 1998
Jerome Alenick

EXHIBIT INDEX

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 1.1[6]    1.1    Articles of Incorporation of Registrant

Exhibit 1.2[6]    1.2    By-Laws of Registrant

Exhibit 1.3[15]   1.3    Amended and Restated Certificate of Incorporation of
Registrant

Exhibit 1.4[15]   1.4    Amended and Restated By-Laws of Registrant

*                 1.5    By-Laws of BLC Financial Corp.

*                 1.6    By-Laws of BLC Commercial Capital Corporation

Exhibit 2.1[6]    2.1    Form of Common Stock Certificate of Registrant

Exhibit 2.3[1]    2.3    Form of Warrant Agreement issued by Registrant

Exhibit 2.4[6]    2.4    Form of Letter to Unit Holders regarding Conversion
                         of Debentures

Exhibit 2.5[6]    2.5    Form of Stock Option Agreement issued to certain
                         directors in August 1992

Exhibit 2.6[8]    2.6    Form of 7% Three-Year Unsecured Convertible Debenture
                         issued by Registrant in connection with its 1994
                         Debenture-Unit Private Placement

Exhibit 2.8[8]    2.8    Form of Class B Warrant issue by Registrant in
                         connection with its 1994 Debenture-Unit Private
                         Placement

Exhibit 2.9[8]    2.9    Form of Warrant issued by Registrant to Financial
                         Advisor

Exhibit 2.10[8]   2.10   Form of Warrant issued by Registrant in connection with
                         its 1994 Common Stock-Unit Private Placement

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 2.12[15] 2.12    1995 Employee Stock Purchase Plan

*                2.13    Form of Warrant

*                2.14    Form of Debenture

*                2.15    Form of Incentive Stock Option Agreement

*                3.1     Employment Agreement between Business Loan Center and
                         Leonard Rudolph dated May 4, 1998

*                3.2     Employment Agreement between Business Loan Center and
                         Jennifer Goldstein dated October 8, 1997

Exhibit 4.1[15]  4.1     Small Business Administration Loan Guaranty Agreement
                         (Deferred Participation) dated March 27, 1997 between
                         BLC-New York and the United States Small Business
                         Administration (SBA Form 750)

Exhibit 8.1b[15] 8.1.b   Lease Agreement dated July 31, 1997 by and between The
                         Equitable-Nissei Madison Co., as landlord, and Business
                         Loan Center, Inc., as tenant.

*                9.1     Guarantee Agreement dated May 7, 1998 between BLC
                         Financial Services, Inc. and Transamerica Business
                         Credit Corporation.

*                9.2     Guarantee Agreement dated March 25, 1998 between BLC
                         Financial Services, Inc. and Transamerica Business
                         Credit Corporation.

Exhibit 10.1[9]  10.1    Revolving Credit Agreement dated as of 1994 between
                         BLC-Delaware, Registrant, Business Loan Center and
                         Sterling National Bank & Trust Company of New York

Exhibit 10.3[15] 10.3    Amended and Restated Revolving Credit agreement dated
                         August 27, 1997 between BLC Financial Services, Inc.,
                         Business Loan Center, Inc. and Sterling National Bank
                         (f/k/a/ Sterling National Bank & Trust Company of New
                         York)

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 10.4[15] 10.4    Revolving Credit Agreement dated August 27, 1997
                         between BLC Financial Services, Inc. and Sterling
                         National Bank (f/k/a/ Sterling  National Bank & Trust
                         Company of New York)

Exhibit 10.5[15] 10.5    Confirmation Agreement by and among Robert F.
                         Tannenhauser in favor of Sterling National Bank dated
                         August 27, 1997

Exhibit 10.6[15] 10.6    Partial Assignment Agreement between Sterling National
                         Bank and Transamerica Business Credit Corporation dated
                         August 27, 1997

*                10.7    Loan Agreement between BLC Commercial Capital
                         Corporation as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender dated May 7, 1998

*                10.8    Loan Agreement between Business Loan Center as
                         Borrower, BLC Financial Services as parent and
                         Transamerica Business Credit Corporation as lender dated March 25, 1998

*                10.9    First Amendment to Loan Agreement between Business
                         Loan Center as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender dated June 24, 1998

*                10.10   Pooling and Servicing Agreement between Marine
                         Midland Bank (Trustee) and Business Loan Center (Seller and Servicer) dated as of December 1,1997

*                10.11   Security Agreement between Business Loan Center and
                         Transamerica Business Credit Corporation as lender dated March 25, 1998

*                10.12   Security Agreement between BLC Commercial Capital
                         Corporation and Transamerica Business Credit
                         Corporation as lender dated May 7, 1998

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

*                10.13   Revolving Credit Note between BLC Commercial Capital
                         Corporation and Transamerica Business Credit
                         Corporation dated May 7, 1998

*                10.14   Revolving Credit Note between Business Loan Center and
                         Transamerica Business Credit Corporation dated March
                         25, 1998

*                10.15   Amendment and Restated Revolving Credit Note between
                         Business Loan Center and Transamerica Business Credit
                         Corporation (June 1998)

*                10.16   Multi-Party Agreement between Business Loan Center,
                         Inc., BLC Financial Services, Inc., Transamerica
                         Business Credit Corporation, Colson Services Corp., and the United States Small Business Administration dated
                         March 25, 1998

*                10.17   Multi-Party Agreement Among Business Loan Center,
                         Inc., Marine Midland Bank, Colson Services Corp., and the SBA dated December 1, 1997

*                10.18   Business Loan Center SBA Loan-Backed Adjustable Rate
                         Certificates (Class A)

*                10.19   Business Loan Center SBA Loan-Backed Adjustable Rate
                         Certificates (Class B)

*                10.20   Business Loan Center SBA Loan Trust 1997-1 between
                         Business Loan Center, Inc. (Seller) and Marine Midland
                         Bank (Borrower) dated December 1, 1997

Exhibit 11.1[9]  11.1    Security Agreement dated as of December 1994 between
                         BLC-Delaware, Registrant, Business Loan Center and
                         Sterling National Bank & Trust Company of New York

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 11.2[15] 11.2    Amendment NO.1 to Security Agreement between BLC-
                         Delaware, Registrant, Business Loan Center and Sterling
                         National Bank (f/k/a Sterling National Bank & Trust
                         Company of New York) dated August 27, 1997.

Exhibit 11.3[15] 11.3    Release among Sydney Yaskowitz and Sterling National
                         Bank dated August 27, 1997

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

Exhibit 14.1[10] 14.1    Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and Robert C. McGee

Exhibit 14.3[15] 14.3    Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and R. Matthew
                         McGee dated April 1, 1997

Exhibit 14.4[10] 14.4    Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and Mary D. McGee

Exhibit 14.5[10] 14.5    Employment Agreement between BLC Financial Services,
                         Inc., Business Loan Center, and Robert F. Tannenhauser

Exhibit 14.6[10] 14.6    Employment Agreement between Business Loan Center,
                         and Eric D. Rosenfeld

Exhibit 15.1[10] 15.1    Warrant Certificate for Purchase of Common Stock

Exhibit 15.2[10] 15.2    Class A Warrant to Purchase Shares of Common Stock

Exhibit 15.3[10] 15.3    Class B Warrant to Purchase Shares of Common Stock

Exhibit 16.1[10] 16.1    Stock Purchase Agreement between BLC Financial
                         Services, Inc. and Robert C. McGee

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 16.2[10] 16.2    Stock Purchase Agreement between R. Matthew McGee
                         for 306,818 shares of Common Stock

Exhibit 16.3[10] 16.3    Stock Purchase Agreement between R. Matthew McGee
                         for 380,139 shares of Common Stock

Exhibit 17.1[10] 17.1    Participation Agreement between Business Loan Center
                         and GE Capital Small Business Finance Corporation

Exhibit 17.2[15] 17.2    Participation Agreement between Business Loan Center
                         and GE Capital Small Business Finance Corporation -
                         March 20, 1997

Exhibit 18.1[15] 18.1    Agreement between BLC Management Consulting Services,
                         Inc., Business Loan Center, Inc., and Business Loan
                         Center dated February 3, 1997 (relating to the cessation of Business Loan Center, a New York general partnership as a small business lending company)

Exhibit 18.2[15] 18.2    Assignment and Assumption Agreement between Business
                         Loan Center, Inc. and Business Loan Center, a New York general partnership.

Exhibit 18.3[15] 18.3    Schedule of Assets and Liabilities (relating to
                         Assignment and Assumption Agreement between Business
                         Loan Center, Inc. and Business Loan Center, a New York general partnership.

Exhibit 19.1[14] 19.1    Notice of Special Meeting (In Lieu of Annual Meeting)
                         of Stockholders - to be held on June 30, 1997

Exhibit 20.1[13] 20.1    Participation Agreement between Business Loan Center,
                         Inc., BLC Financial Services, Inc. and Transamerica
                         Business Credit Corporation dated May 1, 1997.

Exhibit 20.2[13] 20.2    Security agreement between Business Loan Center, Inc.
                         and Transamerica Business Credit Corporation dated
                         August 27, 1997

Incorporated by  Exhibit
Reference to     Number              Description
------------     ------             -------------

Exhibit 20.3[15] 20.3    Guaranty Agreement between Business Loan Center, Inc.
                         and Transamerica Business Credit Corporation dated
                         August 27, 1997

Exhibit 20.4[15] 20.4    Restated and Amended Loan Agreement between Business
                         Loan Center, Inc., BLC Financial Services, Inc. and
                         Transamerica Business Credit Corporation dated August
                         27, 1997

Exhibit 20.5[15] 20.5    Trademark Security Agreement between between
                         Business Loan Center, Inc. and Transamerica Business
                         Credit Corporation dated August 27, 1997

Exhibit 20.6[15] 20.6    Revolving Credit Note between between  Business Loan
                         Center, Inc. and Transamerica Business Credit
                         Corporation dated August 27, 1997

Exhibit 20.7[15] 20.7    Intercreditor Agreement between Transamerica Business
                         Credit Corporation and Sterling National Bank dated
                         August 27, 1997

Exhibit 21[15]   21      Amended List of Subsidiaries

Exhibit 22[15]   22      EDGAR filing: Article 5 Financial Data Schedule

Exhibit 23.1[6]  23.1    Service Mark Registration for "BUSINESS LOAN
                         CENTER"

*                27      Financial Data Schedule

----------
* Filed Herewith

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

[11]        Registrant's Current Report on Form 8-K dated June 4, 1996.

[12]        Registrant's Current Report on Form 8-K dated September 17, 1996

[13]        Registrant's Current Report on Form 8-K dated May 12, 1997

[14] Registrant's Notice of Special Meeting (in Lieu of Annual Meeting) of Stockholders dated June 6, 1997

[15]        Registrant's Annual Report on Form 10-K for the year ended June 30,
            1997.

[16]        Registrant's Current Report on Form 8-K dated December 30, 1997

EXHIBIT 21

      To date, the following were the registrant's subsidiaries, other than subsidiaries that, if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary at such date:

                                                     Jurisdiction
                                                          of
Name of Subsidiary                                   Incorporation
------------------                                   -------------

Business Loan Center, Inc.                           Delaware
BLC Commercial Capital Corporation                   Florida
BLC Capital Corporation                              Delaware
BLC Financial Network, Inc.                          Delaware
BLC Financial Network of Florida, Inc.               Delaware
BLC Financial Network of Mid-America                 Kansas
Business Loan Center Financial Corporation           Delaware

----------