Form 10-Q
period 1998-09-30
BLC FINANCIAL SERVICES INC
filed 1998-11-16
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                        Commission file number 001-14065

                          BLC FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

            Delaware                                           75-1430406
--------------------------------------------------------------------------------
(State of other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

645 Madison Avenue, 18th Floor , New York, New York                  10022
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

                              Yes   |X|   No   |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at September 30, 1998
                  -----               ---------------------------------

      Common stock $.01 par value                     19,918,449

                          PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

            The accompanying financial statements and information are submitted as required by Form 10-Q. The financial information does not include all disclosures that are required by generally accepted accounting principles.

            In the opinion of management, all adjustments that are necessary to present fairly the financial position of BLC Financial Services, Inc. (the "Company") for the periods included have been made.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    September 30,   June 30,
                                                                        1998          1998
                                                                     -----------   -----------
ASSETS                                                               (Unaudited)
Loans receivable, net                                                $28,994,000   $22,040,000
Loans held for sale                                                    6,192,000     7,160,000
Cash                                                                   1,640,000     1,730,000
Cash - restricted                                                      1,577,000     1,768,000
Accounts receivables - loans sold                                      8,082,000     8,252,000
Accounts and other receivables                                         1,218,000     1,006,000
Prepaid expenses and deposits                                            385,000       433,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                       749,000       742,000
Servicing assets                                                       3,624,000     3,270,000
Residual interests                                                     5,587,000     5,057,000
Deferred income taxes                                                    957,000       991,000
Deferred financing costs, net of
   accumulated amortization                                              725,000       832,000
                                                                     -----------   -----------

          TOTAL ASSETS                                               $59,730,000   $53,281,000
                                                                     ===========   ===========
LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
   Notes payable                                                     $36,331,000   $32,541,000
   Accounts payable & accrued expenses                                   776,000     1,163,000
   Due to participants                                                 1,309,000       264,000
   Allowance for estimated future losses on loans sold                   432,000       466,000
   Due to affiliates                                                   1,077,000            --
   Debentures                                                          3,328,000     3,328,000
   Debt                                                                   19,000        46,000
   Customer deposits                                                   1,155,000     1,204,000
                                                                     -----------   -----------
          Total liabilities                                           44,427,000    39,012,000
                                                                     -----------   -----------

SHAREHOLDERS' EQUITY
   Preferred Stock, $.10 par value:
       Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      19,918,449 and 19,778,449 respectively                             199,000       197,000
   Additional paid in capital                                         11,258,000    10,840,000
   Retained earnings                                                   3,329,000     2,762,000
   Unrealized gain on residual interests, net of income taxes            517,000       470,000
                                                                     -----------   -----------
          Total shareholders' equity                                  15,303,000    14,269,000
                                                                     -----------   -----------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $59,730,000   $53,281,000
                                                                     ===========   ===========


   The accompanying notes are an integral part of these financial statements.

PART I -      FINANCIAL STATEMENTS

                        BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                (Unaudited)

                                           For the three months ended
                                                 September 30,
                                                 -------------
                                              1998          1997
                                           -----------   -----------
REVENUES:
   Gain on sale of loans                   $ 2,671,000   $ 1,400,000
   Interest income                           1,010,000       491,000
   Service fee income                          420,000       247,000
   Origination income                          495,000       240,000
   Miscellaneous                                30,000         3,000
                                           -----------   -----------
          Total revenues                     4,626,000     2,381,000
                                           -----------   -----------
EXPENSES:
   Operating costs                           2,091,000     1,283,000
   General and administrative                  722,000       367,000
   Interest                                    836,000       355,000
                                           -----------   -----------
          Total expenses                     3,649,000     2,005,000
                                           -----------   -----------

Income before provision for income taxes       977,000       376,000

Provision for income taxes                     410,000       151,000
                                           -----------   -----------

NET INCOME                                 $   567,000   $   225,000
                                           ===========   ===========
NET INCOME PER COMMON SHARE
   Earnings per share, basic               $      0.03   $      0.01
                                           ===========   ===========

   Earnings per share, diluted             $      0.03   $      0.01
                                           ===========   ===========

Weighted average number of common shares    19,856,304    17,341,243
                                           -----------   -----------
Weighted average number of common shares
   and dilutive securities outstanding      24,430,814    18,701,278
                                           -----------   -----------

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

                                                                                                           Unrealized
                                                         Common Stock          Additional                    Gain on
                                                    Number of                    Paid in      Retained       Residual
                                                     Shares         Amount       Capital      Earnings      Interests       Total
                                                    --------------------------------------------------------------------------------
Balance, June 30, 1998                              19,778,449   $   197,000   $10,840,000   $ 2,762,000   $   470,000   $14,269,000

For the three months ended September 30, 1998:

   Net income                                                             --            --       567,000            --       567,000

   Warrants exercised                                  140,000         2,000        86,000                                    88,000

   Pre-confirmation net operating loss utilization                        --       332,000            --            --       332,000

   Change in unrealized gain on residual
    interests, net of income tax effect                     --            --            --            --        47,000        47,000
                                                    ----------   -----------   -----------   -----------   -----------   -----------

Balance, September 30, 1998                         19,918,449   $   199,000   $11,258,000   $ 3,329,000   $   517,000   $15,303,000
                                                    ==========   ===========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                Three months ended
                                                                   September 30,
                                                                1998           1997
                                                                ----           ----
Cash flows from operating activities:
   Net income                                                $   567,000    $   225,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                353,000         60,000
      Utilization of pre-confirmation net operating losses       332,000        112,000
      Provisions for credit losses                                52,000             --
   Changes in assets and liabilities:
      Loans held for sale                                        968,000     (1,856,000)
      Restricted cash                                            191,000             --
      Accounts receivable - loans sold                           170,000       (507,000)
      Accounts and other loans receivable                       (212,000)      (172,000)
      Servicing asset                                           (516,000)            --
      Due to participants                                      1,045,000         36,000
      Prepaid expenses and deposits                               48,000       (128,000)
      Accounts payable & accrued expenses                       (387,000)       100,000
      Customer deposits                                          (49,000)       139,000
                                                             -----------    -----------
Net cash provided by (used in) operating activities            2,562,000     (1,991,000)
                                                             -----------    -----------

Cash flows from investing activities:
   Loans originated and purchased                             (7,437,000)    (5,878,000)
   Principal collections & sale of loans receivable              397,000        896,000
   Origination of residual interests                            (657,000)            --
   Principal collections of residual interests                   208,000         22,000
   Acquisition of equipment                                      (57,000)       (54,000)
                                                             -----------    -----------
Net cash used in investing activities                         (7,546,000)    (5,014,000)
                                                             -----------    -----------
Cash flows from financing activities:
   Net Borrowings under credit lines                           3,790,000      8,359,000
   Principal payments on notes payable                                --       (520,000)
   Principal payments on debt                                    (27,000)       (27,000)
   Net borrowings from affiliates                              1,077,000       (144,000)
   Increase in deferred financing cost                           (34,000)      (350,000)
   Proceeds from exercise of warrants                             88,000             --
                                                             -----------    -----------
Net cash provided by  financing activities                     4,894,000      7,318,000
                                                             -----------    -----------

Net increase (decrease)  in cash                                 (90,000)       313,000

Cash - beginning of period                                     1,730,000        803,000
                                                             -----------    -----------

Cash - end of period                                         $ 1,640,000      1,116,000
                                                             ===========    ===========

                         Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense              $   371,000        209,000
                                                             ===========    ===========

   Cash paid during period for income taxes                  $   527,600         29,000
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

            CONSOLIDATED CONSENSED STATEMENT OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------

                                                       1998           1997
                                                       ----           ----
Net Income                                           $567,000       $225,000

Unrealized gain on residual interests,
      net of tax                                       47,000         23,000
                                                     --------       --------

Comprehensive income                                 $614,000       $248,000
                                                     ========       ========

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

      Principles of consolidation and preparation

      The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its wholly owned subsidiaries.

      Business operations

      The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program ("7(a) Program") sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture ("USDA") Rural Business - Cooperative Business and Industry ("B&I") Guaranteed Loan Program.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

1. BASIS OF PRESENTATION (continued)

      Loan and revenue recognition

      The Company's policy is to sell the SBA or USDA guaranteed portion of all loans that it originates, at a premium, in the secondary market on a nonrecourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding less deferred income.

      Upon the sale of the loans, the Company allocates the cost, based upon the relative fair values, to the guaranteed portion of the loan, the unguaranteed portion of the loan, the servicing asset and residual interest, if any.

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

      The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent. The Company then categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Any interest received on delinquent loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

Per share information

      During Fiscal Year 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS
128) which is effective for periods ended after December 15, 1997 and requires that upon adoption, all prior periods be restated. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income, plus the after tax effect of the interest expense on the convertible debentures, by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using the treasury stock method calculated based upon average market price for the period.

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the three months ended September 30, 1998 and 1997 are as follows:

                                                          1998            1997
                                                          ----            ----

Balance at June 30                                      $ 641,000      $ 901,000

Provision for loan losses                                  86,000          -0-

Write-off                                                 (55,000)         -0-
Recoveries                                                  -0-            -0-
                                                        ---------      ---------

Balance at September 30                                 $ 672,000      $ 901,000
                                                        =========      =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS QUARTER ENDED SEPTEMBER 30, 1998

Results of Operations - Quarter Ended September 30, 1998 vs.
                        Quarter Ended September 30, 1997

      The Company recorded net income of approximately $567,000 (or $.03 per share) for the three months ended September 30, 1998, as compared to net income of approximately $225,000 (or $.01 per share) for the three months ended September 30, 1997.

      Revenues for the three months ended September 30, 1998 increased from approximately $2,381,000 at September 30, 1997 to $4,626,000 at September 30, 1997, or by approximately 94%. This can be attributed to the Company's increased loan portfolio which is due to increases in loans originated as well as loans sold. At September 30, 1998, the Company maintained a loan portfolio which approximated $196,865,000 as compared to a portfolio which aggregated approximately $115,190,000 at September 30, 1997.

      Interest income increased from approximately $491,000 for the three months ended September 30, 1997 to approximately $1,010,000 for the three months ended September 30, 1998, or by approximately 106%. This resulted from an increase in the retained loan portfolio held by the Company. The guaranteed performing and retained portion of the loan portfolio at September 30, 1998 approximated $6,192,000 compared to $2,965,000 at September 30, 1997, while, the unguaranteed performing and retained portion of the loan portfolio at September 30, 1998 approximated $29,183,000 as compared to $14,264,000 at September 30, 1997. At September 30, 1998, substantially all loans carried interest rates of Prime plus 2.75%.

      Service fee income, increased by approximately 70% from the prior year's quarter, due to the Company's increased serviced and sold loan portfolio which approximated $144,996,000 at September 30, 1998 compared to $86,182,000 at September 30, 1997. The SBA guaranteed loans sold in the secondary market during the quarter ended September 30, 1998 yielded an average service fee of 1.96%, while the USDA guaranteed loan sold in the secondary market yielded a service fee of .50% in this quarter. The Company continues to earn additional residual interest income, net of amortization, on those unguaranteed loans securitized during the fiscal year ended June 30, 1998.

      Loans in the aggregate principal amount of approximately $29,795,000 were funded by the Company during the three months ended September 30, 1998, as compared to loans in the aggregate principal amount of approximately $19,434,000 for the three months ended September 30, 1997. The guaranteed principal amounts of the loans funded during the three months ended September 30, 1998 aggregated approximately $21,624,000 as compared to the aggregate guaranteed principal of approximately $13,669,000 for the prior year's period. The majority of the guaranteed portion

Results of Operations - Quarter Ended September 30, 1998 vs.
                        Quarter Ended September 30, 1997 (continued)

of these loans funded during the quarter ended September 30, 1998 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of loans approximated $2,671,000 for the three months ended September 30, 1998, as compared to approximately $1,400,000 for the three months ended September 30, 1997.

      Origination income increased to $495,000 at September 30, 1998 from $240,000 at September 30, 1997. The increase can be attributed to fees earned in connection with the Piggyback Loan Program which originates first mortgage loans in conjunction with the 7(a) Program loans.

      The increase in the Company's loan volume during the quarter ended September 30, 1998 resulted from increased origination activities from the consolidated efforts of the Company's loan production offices located in Richmond, Virginia, Annandale, Virginia (near Washington D.C.), Indianapolis, Indiana, Panama City and Orlando, Florida, Baton Rouge, Louisiana, Wichita, Kansas, Plano, Texas, Albuquerque, New Mexico, and Seattle, Washington. In addition, during the quarter ended September 30, 1998, the Company opened two new loan origination offices in Phoenix, Arizona and Charleston, South Carolina.

      At September 30, 1998, 36 proposed loans in the approximate aggregate principal amount of $22,291,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 21 proposed loans in the approximate aggregate principal amount of $14,092,000 were approved by Business Loan Center and awaiting submission to the SBA or waiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

      At September 30, 1998, one proposed loan in the approximate aggregate principal amount of $1,000,000 had received both BLC Commercial Capital Corp and USDA approval and was awaiting closing. In addition, seven proposed loans in the approximate aggregate principal amount of $22,550,000 were approved by BLC Commercial Capital Corp and awaiting submission to the USDA or waiting USDA approval. BLC Commercial Capital Corp's existing capital resources should enable it to fund these loans and additional loans in process.

      The Company's operating expenses increased from approximately $1,283,000 for the three months ended September 30, 1997 to approximately $2,091,000 for the quarter ended September 30, 1998. This increase can be attributed to the increase in payroll, commission and travel associated with the Company's continued growth.

      General and administrative expenses of approximately $722,000 for the three months ended September 30, 1998 increased from approximately $367,000 for the prior year's period in connection with the opening of new loan production offices, corporate services and amortization of cost associated with the additional financing obtained during the year.

Results of Operations - Quarter Ended September 30, 1998 vs.
                        Quarter Ended September 30, 1997 (continued)

      Interest expense increased by approximately 135% during the three months ended September 30, 1998 as compared to the prior year's period. This increase was directly attributable to increased borrowing to meet the continued growth in loan production activities during this period.

LIQUIDITY AND CAPITAL RESOURCES

      By actively engaging in commercial lending, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operations is currently provided by loan collections, loan sales, and short and long-term borrowings.

      The Company currently maintains two credit lines with Transamerica Business Credit Corporation. The first facility, at $35,000,000, is utilized to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, while the second facility provides for financing of up to $15,000,000 in both the guaranteed and unguaranteed portion of B&I Program loan originations. Interest rates on the 7(a) Program facility were recently reduced to LIBOR plus 2.0% on the guaranteed portion of the loan and LIBOR plus 2.5% on the unguaranteed loan portion. The B&I Program facility currently bears an overall interest rate of 1.0% over the Prime rate. Borrowings under both of the guaranteed lines are repaid immediately upon the sale of the guaranteed portion on the secondary market.

      The credit lines, along with the anticipated proceeds from sales of guaranteed loans in the secondary market, the proceeds from periodic sales of interests in the unguaranteed portion of loans, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits - None

            b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BLC Financial Services, Inc.

Date: November 16, 1998                By: /s/ Robert F. Tannenhauser
                                           -------------------------------------
                                           Robert F. Tannenhauser
                                           President

                                       By: /s/ Jennifer M. Goldstein
                                           -------------------------------------
                                           Jennifer M. Goldstein
                                           Chief Financial Officer and Treasurer