Form 10-Q/A
period 1998-09-30
BLC FINANCIAL SERVICES INC
filed 1999-01-22
CIK 912737

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

Year 2000 Update

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates. The Company uses software and related technologies that will be affected by the Year 2000 problem, and has been pursuing a strategy to ensure that all of its critical computer systems will be operational beginning on January 1, 2000.

      The Company is in the process of preparing an inventory of, evaluating and testing its technical infrastructure and hardware and based on information available to date, the Company expects them to be fully operational in the Year 2000. Upon completion of this testing, the Company will have several options including repair, replacement, upgrading or retirement of specific systems and components, with priorities to be based on business risk assessment. While the analysis of the Company's information technology systems continues, management has yet to forecast the costs associated with making all such systems Year 2000 compliant. Estimates of these costs will be assessed during the Company's fiscal third quarter ending on March 31, 1999. To date, the Company's costs associated with Year 2000 issues have not been material. In addition, the Company has not yet begun to assess its non-information technology risks, but anticipates doing so prior to June 30, 1999, its fiscal year end.

      In addition, the Company will be testing its servicing system prior to June 30, 1999, the Company's fiscal year end, to ensure that it is Year 2000 compliant. The Company has received assurance from its vendor that the servicing system is Year 2000 compliant. In the event that the servicing system does not operate properly, the Company could service each loan manually, which would entail additional labor costs. These costs have yet to be determined.

      There can be no assurance that other companies' computer systems and applications on which the Company's operations rely will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems and operations. Furthermore, there can be no assurance that the software that the Company uses which has been represented by the supplier of such software to be Year 2000 compliant contains all necessary date code changes.

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

                                       BLC Financial Services, Inc.

Date: January 22, 1999                 By: /s/ Robert F. Tannenhauser
                                           -------------------------------------
                                           Robert F. Tannenhauser
                                           President

                                       By: /s/ Jennifer M. Goldstein
                                           -------------------------------------
                                           Jennifer M. Goldstein
                                           Chief Financial Officer and Treasurer