Form 10-Q
period 1998-12-31
BLC FINANCIAL SERVICES INC
filed 1999-02-16
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

                        Commission file number 001-14065
                                               ---------

                          BLC FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

         Delaware                                  75-1430406
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification Number)

645 Madison Avenue, 18th Floor, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:   212-751-5626
                                                   -----------------------------

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

                              Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at December 31, 1998
              ------------            --------------------------------

      Common stock $.01 par value                19,918,449

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

PART I -     FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      December 31,    June 30,
                                                                          1998          1998
                                                                          ----          ----
ASSETS                                                                (Unaudited)
Loans receivable, net                                                 $15,486,000   $22,040,000
Loans held for sale                                                     4,733,000     7,160,000
Cash                                                                    3,841,000     1,730,000
Cash - restricted                                                       2,283,000     1,768,000
Accounts receivables - loans sold                                       7,350,000     8,252,000
Accounts and other receivables                                          1,062,000     1,006,000
Prepaid expenses and deposits                                             591,000       433,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                        796,000       742,000
Servicing assets                                                        4,219,000     3,270,000
Residual interests                                                      7,125,000     5,057,000
Deferred income taxes                                                     943,000       991,000
Deferred financing costs, net of
   accumulated amortization                                               748,000       832,000
                                                                      -----------   -----------

          TOTAL ASSETS                                                $49,177,000   $53,281,000
                                                                      ===========   ===========

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
   Notes payable                                                      $22,230,000   $32,541,000
   Accounts payable & accrued expenses                                    787,000     1,163,000
   Due to participants                                                  1,679,000       264,000
   Allowance for estimated future losses on loans sold                    422,000       466,000
   Debentures                                                           3,328,000     3,328,000
   Debt                                                                 1,000,000        46,000
   Customer deposits                                                    1,654,000     1,204,000
                                                                      -----------   -----------
          Total liabilities                                            31,100,000    39,012,000
                                                                      -----------   -----------

SHAREHOLDERS' EQUITY
   Preferred Stock, $.10 par value:
      Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      19,918,449 and 19,778,449 respectively                              199,000       197,000
   Additional paid in capital                                          12,247,000    10,840,000
   Retained earnings                                                    5,094,000     2,762,000
   Unrealized gain on residual interests, net of income taxes             537,000       470,000
                                                                      -----------   -----------
          Total shareholders' equity                                   18,077,000    14,269,000
                                                                      -----------   -----------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $49,177,000   $53,281,000
                                                                      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

PART I -      FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                           For the three months ended  For the six months ended
                                           --------------------------  ------------------------
                                                   December 31,                December 31,
                                                   ------------                ------------
                                               1998          1997          1998          1997
                                               ----          ----          ----          ----
REVENUES:
   Gain on sale of loans                   $ 4,772,000   $ 3,370,000   $ 7,443,000   $ 4,770,000
   Interest income                           1,108,000       821,000     2,118,000     1,312,000
   Service fee income                          730,000       381,000     1,150,000       628,000
   Origination income                          258,000       447,000       753,000       687,000
   Miscellaneous                                  --           1,000        30,000         3,000
                                           -----------   -----------   -----------   -----------
          Total revenues                     6,868,000     5,020,000    11,494,000     7,400,000
                                           -----------   -----------   -----------   -----------
EXPENSES:
   Operating costs                           2,380,000     1,624,000     4,471,000     2,904,000
   General and administrative                  736,000       448,000     1,458,000       815,000
   Interest                                    843,000       683,000     1,679,000     1,038,000
                                           -----------   -----------   -----------   -----------
          Total expenses                     3,959,000     2,755,000     7,608,000     4,757,000
                                           -----------   -----------   -----------   -----------

Income before provision for income taxes     2,909,000     2,265,000     3,886,000     2,643,000

Provision for income taxes                   1,144,000       820,000     1,554,000       971,000
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $ 1,765,000   $ 1,445,000   $ 2,332,000   $ 1,672,000
                                           ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE
   Earnings per share, basic               $      0.09   $      0.08   $      0.12   $      0.10
                                           ===========   ===========   ===========   ===========

   Earnings per share, diluted             $      0.07   $      0.07   $      0.10   $      0.09
                                           ===========   ===========   ===========   ===========

Weighted average number of common shares    19,918,449    17,426,825    19,887,378    17,384,034
                                           -----------   -----------   -----------   -----------
Weighted average number of common shares
   and dilutive securities outstanding      24,216,814    19,292,114    24,323,814    19,111,931
                                           -----------   -----------   -----------   -----------

PART I -     FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)

                                                                                                      Unrealized
                                                           Common Stock      Additional                Gain on
                                                     Number of                Paid in      Retained    Residual
                                                       Shares       Amount    Capital      Earnings    Interests     Total
                                                    ==========================================================================
Balance, June 30, 1998                               19,778,449   $197,000  $10,840,000   $2,762,000   $470,000   $14,269,000
For the six months ended December 31, 1998:
   Net income                                                         --           --      2,332,000       --       2,332,000

   Warrants exercised                                   140,000      2,000       86,000                                88,000

   Pre-confirmation net operating loss utilization                    --      1,321,000         --         --       1,321,000
   Change in unrealized gain on residual
    interests, net of income tax effect                    --         --           --           --       67,000        67,000
                                                     ----------   --------  -----------   ----------   --------   -----------

Balance, December 31, 1998                           19,918,449   $199,000  $12,247,000   $5,094,000   $537,000   $18,077,000
                                                     ==========   ========  ===========   ==========   ========   ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

            CONSOLIDATED CONSENSED STATEMENT OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                        Three Months Ended December 31,   Six Months Ended December 31,
                                        -------------------------------   -----------------------------
                                            1998             1997              1998          1997
                                            ----             ----              ----          ----
Net Income                               $1,765,000       $1,445,000        $2,332,000    $1,672,000
Unrealized gain on residual interests,
  net of tax                                 20,000           46,000            67,000        69,000
                                         ----------       ----------        ----------    ----------

Comprehensive Income                     $1,785,000       $1,491,000        $2,399,000    $1,741,000
                                         ==========       ==========        ==========    ==========

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                      Six months ended
                                                                        December 31,
                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities:
   Net income                                                  $  2,332,000   $  1,672,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                   662,000        200,000
      Utilization of pre-confirmation net operating losses        1,321,000        826,000
      Provisions for credit losses                                  182,000        (50,000)
     Convert Interest Accrual to notes Payable                                     540,000
   Changes in assets and liabilities:
      Loans held for sale                                         2,427,000     (4,258,000)
      Restricted cash                                              (515,000)
      Accounts receivable - loans sold                              902,000        121,000
      Accounts and other loans receivable                           (56,000)      (303,000)
      Servicing asset                                            (1,293,000)
      Due to participants                                         1,415,000        314,000
      Prepaid expenses and deposits                                (158,000)      (155,000)
      Accounts payable & accrued expenses                          (376,000)       329,000
      Customer deposits                                             450,000        851,000
                                                               ------------   ------------
Net cash provided by (used in) operating activities               7,293,000         87,000
                                                               ------------   ------------

Cash flows from investing activities:
   Loans originated and purchased                               (13,762,000)   (15,559,000)
   Principal collections & sale of loans receivable              20,090,000     11,486,000
   Origination of residual interests                             (2,389,000)
   Principal collections of residual interests                      436,000         41,000
   Acquisition of equipment                                        (108,000)      (354,000)
                                                               ------------   ------------
Net cash used in investing activities                             4,267,000     (4,386,000)
                                                               ------------   ------------

Cash flows from financing activities:
   Net Borrowings under credit lines                              7,906,000     19,696,000
   Proceeds from debentures                                            --        2,773,000
   Principal payments on notes payable                          (18,217,000)   (13,050,000)
   Principal payments on debt                                       954,000        (55,000)
   Net borrowings from affiliates                                      --       (1,887,000)
   Increase in deferred financing cost                             (180,000)      (388,000)
   Proceeds from exercise of warrants                                88,000        503,000
                                                               ------------   ------------
Net cash provided by financing activities                        (9,449,000)     7,592,000
                                                               ------------   ------------

Net increase (decrease)  in cash                                  2,111,000      3,293,000

Cash - beginning of period                                        1,730,000        803,000
                                                               ------------   ------------

Cash - end of period                                           $  3,841,000   $  4,096,000
                                                               ============   ============

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                $  1,743,309   $    422,000
                                                               ============   ============
   Cash paid during period for income taxes                    $    545,689   $     75,000
                                                               ============   ============


   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

                       SIX MONTHS ENDED DECEMBER 31, 1998

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

                       SIX MONTHS ENDED DECEMBER 31, 1998

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

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the six months ended December 31, 1998 and 1997 are as follows:

                                                    1998         1997
                                                    ----         ----
Balance at June 30                               $ 641,000    $ 901,000
Provision for loan losses                          226,000       74,000
Write-off                                         (103,000)    (124,000)
Recoveries                                             -0-          -0-
                                                 ---------    ---------
Balance at December 31                           $ 764,000    $ 851,000
                                                 =========    =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                         QUARTER ENDED December 31, 1998

Results of Operations:

Quarter Ended December 31, 1998 vs. Quarter Ended December 31, 1997

      The Company recorded net income of approximately $1,765,000 (or $.09 per share) for the three months ended December 31, 1998 as compared to net income of approximately $1,445,000 (or $.08 per share) for the three months ended December 31, 1997.

      Revenues for the three months ended December 31, 1998 increased from approximately $5,020,000 for the three months ended December 31, 1997 to approximately $6,868,000, or approximately 37%. This increase can be attributed to the Company's increased loan portfolio which is due to increases in loan originations as well as loans sold. In addition, the Company recognized a gain from the sale of a portion of its unguaranteed pool of SBA loans. At December 31, 1998 the Company maintained a total serviced loan portfolio of 400 loans which approximated $209,460,000 as compared to 306 loans approximating $130,842,000 at December 31, 1997.

      Interest income increased from approximately $821,000 for the three months ended December 31, 1997 to approximately $1,108,000 for the three months ended December 31, 1998, or by approximately 35%. This was primarily due to an increase in the average outstanding retained loan portfolio held by the Company during the quarter. The unguaranteed performing and retained portion of the loan portfolio at December 31, 1998 approximated $14,345,000 as compared to $11,300,000 at December 31, 1997, after taking into consideration the effects of the securitization in this quarter compared to the same quarter last year. At December 30, 1998, the Company sold its SBA Loan-Backed Adjustable Rate Class A Certificate 1998-1 in the aggregate principal amount of $24,317,000, compared to December 1, 1997 when the Company sold $18,000,000 of its SBA Loan Backed Adjustable Rate Class A Certificates 1997-1. Substantially all performing loans at both December 31, 1998 and December 31, 1997 bore interest rates ranging from 10.25% to 11.25%.

      Service fee income increased by approximately 92% from the prior year's quarter primarily due to the Company's increased serviced and sold loan portfolio which approximated $171,408,000 at December 31, 1998 compared to $103,695,000 at December 31, 1997. Servicing fees earned by the Company on those SBA guaranteed loans sold in the secondary market have ranged between 1% and 2.6% per annum. In addition, the Company continues to earn additional residual interest income, net of amortization, on those unguaranteed loans securitized during the prior fiscal year and will earn residual interest income on the unguaranteed loans securitized during the current fiscal year.

      Loans in the aggregate principal amount of approximately $23,872,000 were funded during the three months ended December 31, 1998, as compared to loans in the aggregate principal amount of approximately $20,332,000 for the three months ended December 31, 1997. The SBA-guaranteed principal amount of the loans funded during the three months ended December 31, 1998 aggregated approximately $17,011,000 as compared to the aggregate guaranteed principal of approximately $14,712,000 for the prior year's period.

      The Company continues its loan origination activities through the consolidated efforts of its loan production offices located in Richmond, Virginia, Annandale, Virginia (near Washington D.C.), Indianapolis, Indiana, Panama City and Orlando, Florida, Wichita, Kansas, Plano, Texas, Albuquerque, New Mexico, Seattle, Washington, Charleston, South Carolina and Phoenix, Arizona.

      In December 1998 the Company, through Business Loan Center, Inc., successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000. The Class A Certificates received a 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $2,114,000 were acquired by Business Loan Center Financial Corp II., also a wholly-owned subsidiary of the Company. The Class A and B Certificates will pay annual interest rates of 6.75 percent and 6.95 percent, respectively, during the initial accrual period. Thereafter, the Class A Certificates will pay a per annum interest rate equal to the Prime Rate less 100 basis points. The Class B Certificates will pay a per annum interest rate equal to the Prime Rate less 80 basis points.

      During the same quarter last year the Company also completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1997-1 in the approximate aggregate principal amount of $18,000,000. The Class A Certificates also received a Triple A rating from Duff & Phelps Credit Rating Company. The Class B Certificates of $1,800,000 were purchased by Business Loan Center Financial Corp., a wholly-owned subsidiary of the Company. These Class A and B Certificates pay current annual interest rates of Prime less 190 basis points while the Class B Certificates pay an interest rate of Prime less 150 basis points.

      At December 31, 1998, 29 proposed loans in the aggregate principal amount of approximately $18,424,000 had received both Business Loan Center and SBA approval and were awaiting closing. An additional 15 proposed loans in the aggregate principal amount of approximately $11,845,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

      At December 31, 1998, six proposed loans in the approximate aggregate principal amount of $16,300,000 had received both BLC Commercial Capital Corp and USDA approval and were awaiting closing. In addition, four proposed loans in the approximate aggregate principal amount of $9,195,000 were approved by BLC Commercial Capital Corp and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp's existing capital resources should enable it to fund these loans and additional loans in process.

      The Company's operating expenses increased from approximately $1,624,000 for the three months ended December 31, 1997 to approximately $2,380,000 for the quarter ended December 31, 1998. This increase resulted from increases in payroll, commissions and travel associated with continued growth.

      General and administrative expenses of approximately $736,000 for the three months ended December 31, 1998 increased from approximately $448,000 for the prior year's period primarily due to additional loan production offices, corporate services and amortization of costs associated with the additional financing obtained throughout the past fiscal year.

      Interest expense increased by approximately 23% during the three months ended December

31, 1998 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities during this period which was offset by an interest rate reduction obtained by the Company from its lender.

Results of Operations:

Six Months Ended December 31, 1998 vs. Six Months Ended December 31, 1997

      The Company recorded net income of $2,332,000 (or $.12 per share) for the six months ended December 31, 1998, as compared to net income of approximately $1,672,000 (or $.10 per share) for the six months ended December 31, 1997. Revenues for the six months ended December 31, 1998 increased to approximately $11,494,000 from $7,400,000 for the six months ended December 31, 1997 as a result of greater loan originations, an increased serviced loan portfolio and gains on the sale of both the guaranteed and unguaranteed portion of loans.

      Interest income increased from approximately $1,312,000 for the six months ended December 31, 1997 to approximately $2,118,000 for the six months ended December 31, 1997, or by 61%. This increase directly resulted from the increase in the Company's performing retained loan portfolio.

      Service fee income increased from approximately $628,000 for the six months ended December 31, 1997 to approximately $1,150,000 for the six months ended December 31,1997. This 83% increase directly resulted from the increased serviced loan portfolio, as Business Loan Center continues to earn servicing fees of between 1.0% and 2.62% per annum on the guaranteed portion of those loans loan sold in the secondary market. The Company continues to earn additional residual interest income, net of amortization, on those unguaranteed loans securitized during the prior fiscal year and will earn residual interest income on the unguaranteed loans securitized during the current fiscal year.

      The majority of loans originated during the six months ended December 31, 1998 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of both the guaranteed and unguaranteed portion of loans for the six months ended December 31, 1998 approximated $7,443,000, as compared to approximately $4,770,000 for the six months ended December 31, 1997. Generating these revenues were loans originated during the six months ended December 31, 1998 which approximated $53,667,000 as compared to loans in the approximate aggregate principal amount of $39,766,000 for the six months ended December 31, 1997. The SBA-guaranteed principal amount of the loans originated during the six months ended December 31, 1998 aggregated approximately $38,635,000, as compared to the aggregate guaranteed principal of approximately $28,381,000 for the prior year's period.

      Operating expenses of the Company increased by 54% over the prior year's period primarily as a result of an increase in the number of employees which led to higher payroll expenses as well as an increase in commission and travel associated with continued growth of the operations.

      General and administrative expenses of approximately $1,458,000 for the six months ended December 31, 1998 increased from approximately $815,000 for the prior year's period as a result of opening of new offices, corporate services and amortization of costs associated with the additional financing obtained during prior years.

      Interest expense increased during the six months ended December 31, 1998 by approximately 62% from the prior year's period due to increased borrowing to meet the continued growth in loan production activity during this period.

LIQUIDITY AND CAPITAL RESOURCES

      By actively engaging in commercial lending, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operations is currently provided by loan collections, loan sales, and short and long-term borrowings.

      The Company currently maintains two credit lines with Transamerica Business Credit Corporation. The first facility, which was recently increased to $50,000,000, is utilized to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, while the second facility provides for financing of up to $15,000,000 in both the guaranteed and unguaranteed portion of B&I Program loan originations. During the six months ended December 31, 1998, interest rates on the 7(a) Program facility were reduced on both the guaranteed and unguaranteed portion of the loan. Borrowings under both of the guaranteed lines are repaid immediately upon the sale of the guaranteed portion on the secondary market.

      On December 30, 1998 the Company successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000 which included a prefunded amount of $4,600,000. The Class A Certificates received an Triple A rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the amount of $2,114,000, which also included a prefunded amount of $400,000, were acquired by Business Loan Center Financial Corp. II, a wholly-owned subsidiary of the Company. Proceeds from the sale, were used to reduce the credit line that the Company maintains with Transamerica Business Credit Corporation.

      The Class A and B Certificates will pay annual interest rates of 6.75% and 6.95%, respectively, during the initial accrual period. Thereafter, the Class A Certificates will pay a per annum interest rate equal to the prime rate less 100 basis points. The Class B Certificates will pay a per annum interest rate equal to the prime rate less 80 basis points. The applicable interest rate earned on the Class A and Class B Certificates will be adjusted on the first business day of every January, April, July and October using the lowest Prime lending rate published in the Eastern edition of the Wall Street Journal on the applicable adjustment date. Principal payments on the SBA loans are passed through to the holders of the Certificates on a pro-rata basis with the holders of the guaranteed portion of the loans.

      The credit lines, along with the anticipated proceeds from sales of both the guaranteed and unguaranteed portion of loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable, enables the Company to believe that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements.

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

      The Company is in the process of preparing an inventory of, evaluating and testing its technical infrastructure and hardware and, based on information available to date, the Company expects them to be fully operational in the Year 2000. Upon completion of this testing, the Company will have several options including repair, replacement, upgrading or retirement of specific systems and components, with priorities to be based on business risk assessment. While the analysis of the Company's information technology systems continues, management does not anticipate the costs associated with making all such systems Year 2000 compliant to exceed $50,000. Estimates of these costs will be assessed during the Company's fiscal third quarter ending on March 31, 1999. To date, the Company's costs associated with Year 2000 issues have not been material. In addition, the Company has not yet begun to assess its non-information technology risks, but anticipates doing so prior to June 30, 1999, the Company's fiscal year end.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits - None

        b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended December 31, 1998

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date: February 16, 1999                   By: /s/ Robert F. Tannenhauser
                                             -----------------------------------
                                                  Robert F. Tannenhauser
                                                  President


                                          By: /s/ Jennifer M. Goldstein
                                             -----------------------------------
                                                  Jennifer M. Goldstein
                                                  Chief Financial Officer