Form 10-Q
period 1999-03-31
BLC FINANCIAL SERVICES INC
filed 1999-05-17
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              --------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                        Commission file number 001-14065
                                               -------------------

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class               Outstanding at March 31, 1999
      ---------------------------     -----------------------------
      Common stock $.01 par value               20,262,624

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

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      March 31,     June 30,
                                                                        1999          1998
                                                                        ----          ----
ASSETS                                                               (Unaudited)
Loans receivable, net                                                $17,626,000   $22,040,000
Loans held for sale                                                    5,917,000     7,160,000
Cash                                                                   3,107,000     1,730,000
Cash - restricted                                                        762,000       638,000
Accounts receivables - loans sold                                      5,380,000     8,252,000
Accounts and other receivables                                         6,253,000     1,006,000
Prepaid expenses and deposits                                            382,000       433,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                       985,000       742,000
Servicing assets                                                       4,555,000     3,270,000
Residual interests                                                     8,711,000     5,721,000
Deferred income taxes                                                    899,000       991,000
Deferred financing costs, net of
   accumulated amortization                                              591,000       832,000
                                                                     -----------   -----------

          TOTAL ASSETS                                               $55,168,000   $52,815,000
                                                                     ===========   ===========

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
   Notes payable                                                     $26,871,000   $32,541,000
   Accounts payable & accrued expenses                                 1,377,000     1,163,000
   Due to participants                                                 1,483,000       264,000
   Debentures                                                          4,103,000     3,328,000
   Debt                                                                  562,000        46,000
   Customer deposits                                                   1,591,000     1,204,000
                                                                     -----------   -----------
          Total liabilities                                           35,987,000    38,546,000
                                                                     -----------   -----------

SHAREHOLDERS' EQUITY
   Preferred Stock, $.10 par value:
       Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      20,262,624 and 19,778,449 respectively                             203,000       197,000
   Additional paid in capital                                         12,675,000    10,840,000
   Retained earnings                                                   5,703,000     2,762,000
   Accumulated other comprehensive income                                600,000       470,000
                                                                     -----------   -----------
          Total shareholders' equity                                  19,181,000    14,269,000
                                                                     -----------   -----------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $55,168,000   $52,815,000
                                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                          For the three months ended   For the nine months ended
                                          --------------------------   -------------------------
                                                   March 31,                   March 31,
                                                   ---------                   ---------

                                               1999          1998          1999          1998
                                               ----          ----          ----          ----
REVENUES:
   Gain on sale of loans                   $ 2,515,000   $ 2,096,000   $ 9,958,000   $ 6,865,000
   Interest income                             632,000       518,000     2,750,000     1,830,000
   Service fee income                          965,000       554,000     2,115,000     1,182,000
   Origination income                          316,000       236,000     1,069,000       923,000
   Miscellaneous                                 2,000        32,000        32,000        35,000
                                           -----------   -----------   -----------   -----------
          Total revenues                     4,430,000     3,436,000    15,924,000    10,835,000
                                           -----------   -----------   -----------   -----------

EXPENSES:
   Operating costs                           2,117,000     1,467,000     6,588,000     4,371,000
   General and administrative                  712,000       482,000     2,170,000     1,298,000
   Interest                                    594,000       527,000     2,273,000     1,565,000
                                           -----------   -----------   -----------   -----------
          Total expenses                     3,423,000     2,476,000    11,031,000     7,234,000
                                           -----------   -----------   -----------   -----------

Income before provision for income taxes     1,007,000       960,000     4,893,000     3,601,000

Provision for income taxes                     398,000       358,000     1,952,000     1,329,000
                                           -----------   -----------   -----------   -----------

NET INCOME                                 $   609,000   $   602,000   $ 2,941,000   $ 2,272,000
                                           ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE
   Earnings per share, basic               $      0.03   $      0.03   $      0.15   $      0.13
                                           ===========   ===========   ===========   ===========

   Earnings per share, diluted             $      0.03   $      0.03   $      0.13   $      0.11
                                           ===========   ===========   ===========   ===========

Weighted average number of common shares    20,010,987    18,703,853    19,927,973    17,852,501
                                           -----------   -----------   -----------   -----------

Weighted average number of common shares
   and dilutive securities outstanding      24,052,345    23,420,466    24,064,527    20,669,168
                                           -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 1999

                                   (Unaudited)

                                                                                                          Accumulated
                                                           Common Stock          Additional                  Other
                                                      Number of                   Paid in      Retained  Comprehensive
                                                        Shares       Amount       Capital      Earnings      Income         Total
                                                     -------------------------------------------------------------------------------
Balance, June 30, 1998                                19,778,449   $  197,000   $10,840,000   $ 2,762,000   $  470,000   $14,269,000

For the nine months ended March 31, 1999:

   Net income                                                              --            --     2,941,000           --     2,941,000

   Warrants exercised                                    484,175        6,000       274,000                                  280,000

   Pre-confirmation net operating loss utilization                         --     1,561,000            --           --     1,561,000

   Change in unrealized gain on residual
    interests, net of income tax effect                       --           --            --            --      130,000       130,000
                                                     -----------   ----------   -----------   -----------   ----------   -----------

Balance, March 31, 1999                               20,262,624   $  203,000   $12,675,000   $ 5,703,000   $  600,000   $19,181,000
                                                     ===========   ==========   ===========   ===========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

            CONSOLIDATED CONSENSED STATEMENT OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                         Three Months Ended March 31,   Nine Months Ended March 31,
                                         ----------------------------   ---------------------------

                                              1999         1998             1999         1998
                                              ----         ----             ----         ----
Net Income                                 $  609,000   $  602,000       $2,941,000   $2,272,000
Unrealized gain on residual interests,
      net of tax                               63,000       35,000          130,000      102,000
                                           ----------   ----------       ----------   ----------

Comprehensive Income                       $  672,000   $  637,000       $3,071,000   $2,374,000
                                           ==========   ==========       ==========   ==========

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                         Nine months ended
                                                                             March 31,
                                                                        1999            1998
                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                       $  2,941,000    $  2,272,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                      1,184,000         111,000
      Utilization of pre-confirmation net operating losses             1,561,000       1,156,000
      Provisions for credit losses                                       526,000         (50,000)
      Convert Interest Accrual to notes Payable                                        1,237,000
   Changes in assets and liabilities:
      Loans held for sale                                              1,243,000      (2,304,000)
      Restricted cash                                                   (124,000)
      Accounts receivable - loans sold                                 2,872,000      (2,077,000)
      Accounts and other loans receivable                             (5,247,000)       (555,000)
      Servicing asset                                                 (1,850,000)
      Due from participants                                                              (31,000)
      Due to participants                                              1,219,000        (524,000)
      Prepaid expenses and deposits                                       51,000        (134,000)
      Deferred tax asset                                                                  75,000
      Deferred financed costs                                                           (534,000)
      Accounts payable & accrued expenses                                214,000         393,000
      Customer deposits                                                  387,000         677,000
                                                                    ------------    ------------
Net cash provided by (used in) operating activities                    4,977,000        (288,000)
                                                                    ------------    ------------

Cash flows from investing activities:
   Loans originated and purchased                                    (20,591,000)    (30,068,000)
   Principal collections & sale of loans receivable                   24,479,000      24,559,000
   Origination of residual interests                                  (3,507,000)
   Principal collections of residual interests                           739,000         139,000
   Acquisition of equipment                                             (403,000)       (545,000)
                                                                    ------------    ------------
Net cash used in investing activities                                    717,000      (5,915,000)
                                                                    ------------    ------------

Cash flows from financing activities:
   Net Borrowings under credit lines                                  16,664,000       6,910,000
   Proceeds from debentures                                              775,000       3,328,000
   Principal payments on notes payable                               (22,334,000)
   Principal payments on debt                                            516,000         (82,000)
   Net borrowings from affiliates                                             --      (2,594,000)
   Increase in deferred financing cost                                  (218,000)
   Proceeds from exercise of warrants                                    280,000       1,218,000
                                                                    ------------    ------------
Net cash provided by (used in) financing activities                   (4,317,000)      8,780,000
                                                                    ------------    ------------

Net increase (decrease)  in cash                                       1,377,000       2,577,000

Cash - beginning of period                                             1,730,000         803,000
                                                                    ------------    ------------

Cash - end of period                                                $  3,107,000       3,380,000
                                                                    ============    ============

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                     $  2,322,000    $    639,000
                                                                    ============    ============

   Cash paid during period for income taxes                         $    869,000    $    153,000
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999

                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

      Principles of consolidation and preparation

      The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its wholly owned subsidiaries.

      Business operations

      The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program ("7(a) Program") sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture ("USDA") Rural Business Cooperative Business and Industry ("B&I") Guaranteed Loan Program.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999

                                   (Unaudited)

Per share information

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

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses for the nine months ended March 31, 1999 and 1998 are as follows:

Balance at June 30, 1998     $ 641,000     Balance at June 30, 1997   $ 901,000

Provision for loan losses      506,000     Provision for loan losses     74,000
Write-off                     (258,000)    Write-off                   (124,000)
Recoveries                      20,000     Recoveries                       -0-
                             ---------                                ---------

Balance at March 31, 1999    $ 909,000     Balance at March 31, 1998  $ 851,000
                             =========                                =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                          QUARTER ENDED MARCH 31, 1999

Results of Operations:

Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998

      The Company recorded net income of approximately $609,000 (or $.03 per share) for the three months ended March 31, 1999 as compared to net income of approximately $602,000 (or $.03 per share) for the three months ended March 31, 1998. Net income before provision for income taxes was $1,007,000 for the quarter ended March 31, 1999 as compared to $960,000 for the quarter ended March 31, 1998.

      Revenues for the three months ended March 31, 1999 increased from approximately $3,436,000 for the three months ended March 31, 1998 to approximately $4,430,000, or approximately 29%. This rise in revenues can be attributed to an increase in the total serviced loan portfolio of the Company as well as an increase in loan originations and subsequent loan sales during the respective periods. At March 31, 1999 the Company maintained a total serviced loan portfolio of 422 loans which approximated $226,974,000 as compared to 321 loans approximating $140,600,000 at March 31, 1998.

      Interest income increased from approximately $518,000 for the three months ended March 31, 1998 to approximately $632,000 for the three months ended March 31, 1999, or by 22%. This was primarily due to an increase in the outstanding retained loan portfolio held by the Company during the quarter, which included both the unguaranteed portions of loans held as well as the guaranteed portion of loans held for multiple disbursements and/or construction disbursements. The Company's retained loan portfolio at March 31, 1999 approximated $19,945,000 as compared to $14,439,000 at March 31, 1998. Offsetting this 38% portfolio increase, was a decrease in the prime rate during these periods. At March 31, 1998, the prime rate, which is the base rate for all of the Company's loan originations, was 8.5% as compared to a prime rate of 7.75% at March 31, 1999.

      Service fee income increased by approximately 74% from the prior year's quarter primarily due to the Company's increased serviced and sold loan portfolio which approximated $187,574,000 at March 31, 1999 compared to $127,000,000 at March 31, 1998. Servicing fees earned by the Company on those guaranteed loans sold in the secondary market have ranged between .50% and 2.6% per annum. In addition, the Company continues to earn additional residual interest income, net of principal payments, on those unguaranteed loans securitized during the prior fiscal year and has earned residual interest income on the unguaranteed loans securitized during the current fiscal year.

      Loans in the aggregate principal amount of approximately $28,106,000 were originated and funded during the three months ended March 31, 1999, as compared to loans in the aggregate principal amount of approximately $15,481,000 for the three months ended March 31, 1998. The guaranteed principal amount of the loans funded during the three months ended March 31, 1999 aggregated approximately $20,860,000 as compared to the aggregate guaranteed principal of approximately $11,000,000 for the prior year's period. During the three months ended March 31, 1999, approximately $18,963,000 of guaranteed loans were sold in the secondary market at premium rates approximating 10%. This compares to $12,759,000 in guaranteed loans sold in the secondary marketplace during the prior year's quarter. The sale of these guaranteed loans together with the securitization of the unguaranteed portion of loan pools during the quarter resulted in gains on the sale of loans of $2,515,000 for the three months ended March 31, 1999, as compared to $2,096,000 for the same period last year.

      On March 25, 1999, the Company sold the remaining prefunded loans relating to its SBA Loan-Backed Adjustable Rate Certificates Series 1998-1 in the aggregate principal amount of $4,844,000 as compared to the same period last year when the Company sold prefunded loans in the amount of $3,500,000 relating to its SBA Loan Backed Adjustable Rate Certificates Series 1997-1. The initial securitization for each of these unguaranteed loan sales took place in December of 1998 and1997, respectively.

      The Company continues its loan origination activities through the consolidated efforts of its loan production offices located in Richmond, Virginia, Alexandria, Virginia (near Washington D.C.), Panama City, Florida, Wichita, Kansas, Plano, Texas, Seattle, Washington, Charleston, South Carolina and Phoenix, Arizona. During the quarter ended March 31, 1999, the Company opened additional origination offices in Oklahoma City, Oklahoma, Boston, Massachusetts, and Tinton Falls, New Jersey.

      At March 31, 1999, 31 proposed loans in the aggregate principal amount of approximately $16,042,000 had received both Business Loan Center and SBA approval and were awaiting closing. An additional eight proposed loans in the aggregate principal amount of approximately $6,490,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

      At March 31, 1999, six proposed loans in the approximate aggregate principal amount of $12,345,000 had received both BLC Commercial Capital Corp. and USDA approval and were awaiting closing. In addition, five proposed loans in the approximate aggregate principal amount of $16,500,000 were approved by BLC Commercial Capital Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp.'s existing capital resources should enable it to fund these loans and additional loans in process.

      The Company's operating expenses increased from approximately $1,467,000 for the three months ended March 31, 1998 to approximately $2,117,000 for the quarter ended March 31, 1999. This increase resulted from increases in payroll, commissions and travel associated with continued growth. With the addition of new offices during the quarter, the Company experienced an unusually high rate of operational expenses. It is expected that a corresponding increase in loan origination levels, and therefore, revenues will result from these production offices over the ensuing months.

      General and administrative expenses of approximately $712,000 for the three months ended March 31, 1999 increased from approximately $482,000 for the prior year's period primarily due to additional loan production offices, corporate services and amortization of costs associated with the additional financing obtained throughout the past fiscal year.

      Interest expense increased by approximately 13 % during the three months ended March 31, 1999 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities during this period which was somewhat offset by an interest rate reduction obtained by the Company from its lender.

Results of Operations:

Nine Months Ended March 31, 1999 vs. Nine Months Ended March 31, 1998

      The Company recorded net income of $2,941,000 (or $.15 per share) for the nine months ended March 31, 1999, as compared to net income of approximately $2,272,000 (or $.13 per share) for the nine months ended March 31, 1998. Net income before provision for income taxes was $4,893,000 for the nine months ended March 31, 1999 as compared to $3,601,000 for the nine months ended March 31, 1998.

      Revenues for the nine months ended March 31, 1999 increased to approximately $15,924,000 from $10,835,000 for the nine months ended March 31, 1998 as a result of greater loan originations, an increased serviced loan portfolio and gains on the sale of both the guaranteed and unguaranteed portion of loans.

      Interest income increased from approximately $1,830,000 for the nine months ended March 31, 1998 to approximately $2,750,000 for the nine months ended March 31, 1999. This increase directly resulted from the increase in the Company's performing retained loan portfolio which was partially offset by a reduction in the prime interest rate, which is the base rate for the Company's loan agreement.

      Service fee income increased from approximately $1,182,000 for the nine months ended March 31, 1998 to approximately $2,115,000 for the nine months ended March 31, 1999. This 78% increase directly resulted from the increased serviced loan portfolio, as the Company continues to earn servicing fees of between .50% and 2.62% per annum on the guaranteed portion of those loans loan sold in the secondary market. The Company continues to earn additional residual interest income, net of principal payments, on those unguaranteed loans securitized during the prior fiscal year and has earned residual interest income on the unguaranteed loans securitized during the current fiscal year.

      Gains on the sale of both the guaranteed and unguaranteed portion of loans for the nine months ended March 31, 1999 approximated $9,958,000, as compared to approximately $6,865,000 for the nine months ended March 31, 1998. Generating these revenues were loans originated during the nine months ended March 31, 1999 which approximated $81,773,000 as compared to loans in the approximate aggregate principal amount of $55,232,000 for the nine months ended March 31, 1998. The SBA-guaranteed principal amount of the loans originated during the nine months ended March 31, 1999 aggregated approximately $59,495,000, as compared to the aggregate guaranteed principal of approximately $39,088,000 for the prior year's period. The majority of loans originated during the nine month periods were sold in the secondary market immediately subsequent to the closing of each loan, at premium rates approximating 10%.

      In December 1998, the Company, through Business Loan Center, Inc., successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000. The Class A Certificates received a Triple A rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $2,114,000 were acquired by Business Loan Center Financial Corp II., also a wholly-owned subsidiary of the Company. The Class A and B Certificates paid annual interest rates of 6.75 percent and 6.95 percent, respectively, during the initial accrual period. Thereafter, the Class A Certificates have paid a per annum interest rate equal to the Prime Rate less 100 basis points. The Class B Certificates paid a per annum interest rate equal to the Prime Rate less 80 basis points.

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

      Operating expenses of the Company increased by 51% over the prior year's period primarily as a result of an increase in the number of employees which led to higher payroll and fringe benefits expenses as well as an increase in commission and travel associated with continued growth of the operations.

      General and administrative expenses of approximately $2,170,000 for the nine months ended March 31, 1999 increased from approximately $1,298,000 for the prior year's period as a result of opening new offices, general corporate services, and amortization of costs associated with the additional financing obtained during prior years.

      Interest expense increased during the nine months ended March 31, 1999 by approximately 45% from the prior year's period due to increased borrowing to meet the continued growth in loan production activity during this period.

LIQUIDITY AND CAPITAL RESOURCES

      By actively engaging in commercial lending, the Company has a constant need for debt financing. Cash used to fund loans, repay existing debt, and fund operations is currently provided by loan collections, loan sales, and short and long-term borrowings.

      The Company currently maintains two credit lines which was increased to $50,000,000 during the nine months ended March 31, 1999, is utilized to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, while the second facility provides for financing of up to $15,000,000 in both the guaranteed and unguaranteed portion of B&I Program loan originations. During the nine months ended March 31, 1999, interest rates on the 7(a) Program facility were reduced on both the guaranteed and unguaranteed portion of the loan. Borrowings under both of the guaranteed lines are repaid immediately upon the sale of the guaranteed portion on the secondary market.

      On December 30, 1998 the Company successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000 which included a prefunded amount of $4,600,000. The Class A Certificates received an Triple A rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the amount of $2,114,000, which also included a prefunded amount of $400,000, were acquired by Business Loan Center Financial Corp. II, a wholly-owned subsidiary of the Company. Proceeds from the sale, were used to reduce the credit lines.

      The Class A and B Certificates pay annual interest rates of 6.75% and 6.95%, respectively, during the initial accrual period. Thereafter, the Class A Certificates will pay a per annum interest rate equal to the prime rate less 100 basis points. The Class B Certificates will pay a per annum interest rate equal to the prime rate less 80 basis points. The applicable interest rate earned on the Class A and Class B Certificates will be adjusted on the first business day of every January, April, July and October using the lowest Prime lending rate published in the Eastern edition of the Wall Street Journal on the applicable adjustment date. Principal payments on the SBA loans are passed through to the holders of the Certificates on a pro-rata basis with the holders of the guaranteed portion of the loans.

      In addition, the Company, through a private placement in convertible debentures, raised an initial $775,000 during the quarter ended March 31, 1999. The debentures are convertible into common stock at the greater of $3.50 per share or 130% of the average market price per share for the five business days immediately preceding the date the subscription is accepted by the Company. The debentures have a four year term and pay interest quarterly at the rate of 9% per annum.

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

Year 2000 Update

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates. The Company uses software and related technologies that may be affected by the Year 2000 problem, and has been pursuing a strategy to ensure that all of its critical computer systems will be operational beginning on January 1, 2000.

      The Company has been testing its technical infrastructure and hardware and, based on information available to date, and expects them to be fully operational in the Year 2000. The Company has already remediated several computers that did not pass the preliminary testing. The Company will continue to evaluate whether to repair, retire or upgrade or replace systems and components with priorities based on business risk assessment.

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

      While the Company has received assurances from the vendor of its servicing system compliance with Year 2000, the Company will continue its testing to ensure compliance. A dummy system has already been established and testing has commenced. However, in the event that the servicing system does not operate properly, the Company could service each loan manually, which would entail additional labor costs. These costs have been estimated to be no greater than $70,000.

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

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.    Exhibits - None

                  b. A Form 8K was filed by the Company on February 12, 1999 reporting the sale of its SBA Loan Backed Adjustable Rate Class A and Class B Certificate Series 1998-1.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLC Financial Services, Inc.


Date: May 17, 1999                  By:
                                        --------------------------------------
                                                Robert F. Tannenhauser
                                                President


                                            By:
                                                ------------------------------
                                                Jennifer M. Goldstein
                                                Chief Financial Officer