Form 10-Q/A
period 1999-03-31
BLC FINANCIAL SERVICES INC
filed 1999-05-17
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                    Form 10-Q

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

PART I - FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                         Nine months ended
                                                                             March 31,
                                                                        1999            1998
                                                                        ----            ----
Cash flows from operating activities:
   Net income                                                       $  2,941,000    $  2,272,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation & amortization                                      1,184,000         111,000
      Utilization of pre-confirmation net operating losses             1,561,000       1,156,000
      Provisions for credit losses                                       526,000         (50,000)
      Convert Interest Accrual to notes Payable                                        1,237,000
   Changes in assets and liabilities:
      Loans held for sale                                              1,243,000      (2,304,000)
      Restricted cash                                                   (124,000)
      Accounts receivable - loans sold                                 2,872,000      (2,077,000)
      Accounts and other loans receivable                             (5,247,000)       (555,000)
      Servicing asset                                                 (1,850,000)
      Due from participants                                                              (31,000)
      Due to participants                                              1,219,000        (524,000)
      Prepaid expenses and deposits                                       51,000        (134,000)
      Deferred tax asset                                                                  75,000
      Deferred financed costs                                                           (534,000)
      Accounts payable & accrued expenses                                214,000         393,000
      Customer deposits                                                  387,000         677,000
                                                                    ------------    ------------
Net cash provided by (used in) operating activities                    4,977,000        (288,000)
                                                                    ------------    ------------

Cash flows from investing activities:
   Loans originated and purchased                                    (20,591,000)    (30,068,000)
   Principal collections & sale of loans receivable                   24,479,000      24,559,000
   Origination of residual interests                                  (3,507,000)
   Principal collections of residual interests                           739,000         139,000
   Acquisition of equipment                                             (403,000)       (545,000)
                                                                    ------------    ------------
Net cash provided by (used in) investing activities                      717,000      (5,915,000)
                                                                    ------------    ------------

Cash flows from financing activities:
   Net Borrowings under credit lines                                  16,664,000       6,910,000
   Proceeds from debentures                                              775,000       3,328,000
   Principal payments on notes payable                               (22,334,000)
   Principal payments on debt                                            516,000         (82,000)
   Net borrowings from affiliates                                             --      (2,594,000)
   Increase in deferred financing cost                                  (218,000)
   Proceeds from exercise of warrants                                    280,000       1,218,000
                                                                    ------------    ------------
Net cash provided by (used in) financing activities                   (4,317,000)      8,780,000
                                                                    ------------    ------------

Net increase (decrease)  in cash                                       1,377,000       2,577,000

Cash - beginning of period                                             1,730,000         803,000
                                                                    ------------    ------------

Cash - end of period                                                $  3,107,000       3,380,000
                                                                    ============    ============

               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                     $  2,322,000    $    639,000
                                                                    ============    ============

   Cash paid during period for income taxes                         $    869,000    $    153,000
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

      Interest expense increased by approximately 13% during the three months ended March 31, 1999 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities during this period which was somewhat offset by an interest rate reduction obtained by the Company from its lender.

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

      Interest income increased from approximately $1,830,000 for the nine months ended March 31, 1998 to approximately $2,750,000 for the nine months ended March 31, 1999. This increase directly resulted from the increase in the Company's performing retained loan portfolio which was partially offset by a reduction in the prime interest rate, which is the base rate for the Company's loan originations.

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

      The Company currently maintains two credit lines. The first facility was increased to $50,000,000 during the nine months ended March 31, 1999 to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, while the second facility provides for financing of up to $15,000,000 in both the guaranteed and unguaranteed portion of B&I Program loan originations. During the nine months ended March 31, 1999, interest rates on the 7(a) Program facility were reduced on both the guaranteed and unguaranteed portion of the loan. Borrowings under both of the guaranteed lines are repaid immediately upon the sale of the guaranteed portion on the secondary market.

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

                                            BLC Financial Services, Inc.


Date: May 17, 1999                  By: /s/ Robert F. Tannenhauser
                                        --------------------------------------
                                                Robert F. Tannenhauser
                                                President


                                    By: /s/ Jennifer M. Goldstein
                                        --------------------------------------
                                                Jennifer M. Goldstein
                                                Chief Financial Officer