Form 10-K
period 1999-06-30
BLC FINANCIAL SERVICES INC
filed 1999-09-27
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended           June 30, 1999           or
                          ---------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from               to
Commission file number 001-14065

                          BLC FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        75-1430406
          --------------                                    --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification No.)

c/o Jennifer M. Goldstein
Business Loan Center, Inc.
645 Madison Avenue, 19th Floor, New York, NY                  10022-1010
---------------------------------------------               ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (212) 751-5626

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

                    ----------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          At September 8, 1999, there were outstanding 20,288,875 shares of the Registrant's Common Stock ("Common Stock"), $.01 par value per share. The aggregate  market  value  as  of  September  8,  1999,  of  the  shares  of  the
Registrant's Common Stock held by non-affiliates of the Registrant was approximately $29,173,773.

DOCUMENTS INCORPORATED BY REFERENCE:          NONE

                                     Part I.

          This Annual report on form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ( the "Exchange Act"). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs and financing needs or plans. They also include compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

          Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business of the Company", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7A. Qualitative and Quantitative Disclosure About Market Risk." "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, increases in borrowing costs, government regulations and other risk factors detailed in the Company's Securities and Exchange Commission filings.

          Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Item 1.  BUSINESS OF THE COMPANY.

          BLC Financial Services, Inc., a Delaware corporation (the "Company"), is primarily engaged, through its subsidiaries, in the business of originating, selling and servicing loans to small businesses under two government guaranteed loan programs.

          The Company was originally incorporated in Texas on October 30, 1973 under the name Crawford Energy, Inc., and was involved in the oil and gas drilling business. On August 10, 1990 the Company was reincorporated in Delaware, ceased its oil and gas drilling business, and changed its name to BLC Financial Services, Inc. The Company became listed on the American Stock Exchange (AMEX) on April 30, 1998, after previously being listed on the OTC Bulletin Board.

Business Loan Center, Inc.


          Background. Business Loan Center Inc., ("Business Loan Center") a Small Business Lending Company, (as defined in and under the Small Business Administration Act (the "SBA Act"), is authorized by the United States Small Business Administration (the "SBA") to originate, sell, and service loans to small businesses under the SBA 7(a) Guaranteed Loan Program (the "Guaranteed Loan Program" or the "SBA 7(a) Program"). Business Loan Center's principal office is located at 645 Madison Avenue, New York, New York.

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

          The SBA-guaranteed loans have maturities of up to 25 years depending on the intended use of the loan proceeds. Funds to be used for working capital purposes generally may not exceed a seven-year maturity, while funds to be used for machinery and equipment generally have maturities of ten years. Funds to be used for leasehold improvements or the acquisition of land or buildings may have maturities up to 25 years. Loan principal is amortized over the term of the loan. A participating lender is permitted to establish any legal and reasonable rate of interest, subject to the maximum interest rates established by the SBA. Loans with maturities of seven years or greater may bear a maximum interest rate not exceeding 2-3/4% over the base rate (discussed below). Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in The Wall Street Journal. In general, the loans made by Business Loan Center are made on an adjustable rate basis, bear the maximum allowable interest rate and are adjusted on a quarterly basis.

          The SBA presently guarantees 80% of the loan amount in those cases where the aggregate sum of all loans (including the loan under consideration) made to a borrower and its affiliates under the Guaranteed Loan Program and related SBA-sponsored financial assistance programs does not exceed $100,000. The SBA's maximum guaranty percentage for loans in excess of $100,000 is 75% with a maximum guaranty dollar amount of $750,000. As consideration for the issuance of its guarantee, the SBA charges participating lenders a fee ranging from 3% to 3.875% of the SBA-guaranteed portion of the loan, depending on the total loan amount. The participating lenders may, in turn, charge this fee to the borrower upon initial disbursement of the loan.

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

          Under the third level of lender participation, known as the "Preferred Lender Program," the lender is granted the authority to approve the loan and issue a guaranty on behalf of the SBA without submitting the loan application for SBA review and approval, thereby expediting the lending process significantly. Business Loan Center has been granted Preferred Lender status in the following 39 districts: Birmingham, Alabama, Little Rock, Arkansas, Denver, Colorado, South and North Florida, Atlanta, Georgia, Chicago and Springfield, Illinois, Indianapolis, Indiana, Cedar Rapids and Des Moines, Iowa, Kansas City and Wichita, Kansas, Louisville, Kentucky, New Orleans, Louisiana, Baltimore, Maryland, Springfield and St. Louis, Missouri, Omaha, Nebraska, Las Vegas, Nevada, Newark, New Jersey, Albuquerque, New Mexico, Rochester, Elmira, Melville, New York City and Syracuse, New York, Oklahoma City, Oklahoma, Pittsburgh, Pennsylvania, Columbia, South Carolina, Nashville, Tennessee, Richmond Virginia, Washington D.C., Clarksburg, West Virginia and five districts in Texas including Houston, and Dallas.

          Sales in the Secondary Market. The SBA-guaranteed portions of loans are sold by Business Loan Center, on a non-recourse basis, in the secondary market. Broker-dealer firms establish a secondary market by purchasing the SBA-guaranteed portions of the loans from participating lenders (including Business Loan Center), and then reselling them, individually or in pools, to banks, pension funds, institutions, or individual investors. Immediately prior to or upon closing a loan, Business Loan Center generally will solicit bids from several broker-dealers active in the secondary market. The secondary market for the SBA-guaranteed portion of loans is active and provides an immediate source of funds enabling Business Loan Center to expand its loan portfolio. Business Loan Center's ability to sell in the secondary market is not dependent on any one or several of such broker-dealers because there are numerous broker-dealers in the secondary market. During the fiscal year ended June 30, 1999 ("Fiscal Year 1999"), not more than 38% of Business Loan Center's loans were sold to any one broker-dealer. The SBA facilitates the existence of this secondary market by maintaining a Fiscal and Transfer Agent (the "FTA") which maintains a central registry of all such loans sold in the secondary market and issues certificates representing fractional or undivided interests in pools consisting solely of SBA-guaranteed portions of loans for a fee. The FTA also acts as a central repository for funds collected on the SBA-guaranteed portion of loans and as a disbursement agent to distribute such funds to the purchasers in the secondary market.

          Business Loan Center is generally able to sell the SBA-guaranteed portions of its loans at a premium due to the lengthy maturity of the underlying loan, the rate of return as compared to other investment paper backed by the United States Government and the service fees to be received by Business Loan Center from the purchaser. Under the SBA Act, Business Loan Center, is required to pay to the SBA one-half of any premium in excess of 10% on the sale of the SBA-guaranteed portion of any loans. Therefore, Business Loan Center typically caps any premium received on the sale of loans in the secondary market at 10%, which may result in increased servicing fees that are earned over the life of the loan. During Fiscal Year 1999, Business Loan Center obtained an average premium of approximately 9.4% on the sale of the SBA-guaranteed portion of the loans sold in the secondary market. The premium paid on loans that default prior to the third monthly payment must be repaid to the purchaser of the loan. Under certain limited circumstances, Business Loan Center may be liable, on loans that it originated, for losses incurred by the SBA. This contingency has been accounted for with respect to determining the adequacy of the allowance for credit losses.

          After Business Loan Center sells the SBA-guaranteed portion of a loan in the secondary market, Business Loan Center continues to service the loan for an annual fee. Although the fee is subject to negotiation, the regulatory minimum fee which must be received by Business Loan Center for servicing any loan equals 1% per year of the principal amount of the SBA-guaranteed portion of such loan. Participating lenders under the Guaranteed Loan Program are required to pay to the SBA a portion of the annual servicing fee it receives equal to 1/2 of 1% of the outstanding principal amount of the SBA-guaranteed portion of any loan closed subsequent to October 12, 1995. Business Loan Center has obtained net servicing fees (after deducting the fee paid to the SBA) ranging from 1.0% to 4.06%, with an average service fee for loans originated during Fiscal Year 1999 of 1.54%.

          Revenues. Business Loan Center derives its revenues primarily from three sources: (i) interest earned on loans retained for its own account; (ii) gains from the sale of the SBA-guaranteed portion and unguaranteed portion of loans; and (iii) servicing fees paid and interest earned relating to the residual interest of the SBA-guaranteed portion of loans sold in the secondary market and servicing fees on the unguaranteed portion of loans sold. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations and the Company's Financial Statements, starting on page F-1.

          Loan Portfolio. At June 30, 1999, Business Loan Center serviced a loan portfolio consisting of 445 loans, in the approximate aggregate principal amount of $230,749,000. Of this amount, approximately $167,312,000 (72.5%) consisted of the SBA-guaranteed portion of these loans, of which approximately $15,044,000 consisted of the SBA-guaranteed portion of loans that had not as yet been sold or were sold pending settlement on the secondary market. Approximately $63,437,000 (27.5%) consisted of the unguaranteed portion of loans, of which approximately $20,221,000 in unguaranteed loans were retained by Business Loan Center for its own account. The original principal amounts of these loans range from $20,000 to $1,556,000 and the contractual maturities range from 7 years to 25 years. At June 30, 1999, Business Loan Center's portfolio had a weighted average contractual maturity of approximately 22.5 years and a weighted average remaining maturity of approximately 20.6 years. The interest rates on these loans are adjustable and substantially all are 2.75% over the prime rate.

          Of the $230,749,000 of loans serviced by Business Loan Center's portfolio at June 30, 1999, delinquent loans accounted for approximately $870,000 (.38%) of which, approximately $217,000 represented Business Loan Center's proportionate share. These figures represent delinquencies greater than 90 days. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

          Loans in liquidation serviced by Business Loan Center's portfolio at June 30, 1999, accounted for approximately $9,088,000 (3.9%) of which, approximately $1,673,000 represented Business Loan Center's proportionate share.

          An estimation of the liquidated value of real estate collateral and other collateral securing loans in liquidation is performed regularly based on recent evaluations of collateral. All loans in liquidation are reviewed on a weekly basis to determine changes in status. Of the loans in liquidation, approximately 15% were in the gas and convenience store industry and 14% were in the restaurant industry. No other industry accounted for more than 10% of those loans in liquidation. At June 30, 1999, Business Loan Center had allowances for credit loss and estimated future losses on loans in liquidation of approximately $382,000 on its financial statements which incorporates management's assessment of these loans.

          Due to a variety of circumstances relating to the borrower's business or personal matters, certain loans made by Business Loan Center are repaid, in part or in their entirety, on an accelerated basis. These prepayments generally arise from excess cash generated by the borrower's operations, refinancing, cash from the proceeds of the sale of the borrower's business or personal real estate or the liquidation of other business assets. During Fiscal Year 1999, Business Loan Center collected approximately $29,080,000 of loan prepayments of which approximately $2,610,000 represented Business Loan Center's proportionate share.

          At June 30, 1999, 44 proposed loans in the approximate aggregate principal amount of $22,070,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 87 proposed loans in the approximate aggregate principal amount of $54,173,000 were approved by Business Loan Center and awaiting submission to the SBA or waiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

          Service marks. The Company believes that the distinctive logo used by Business Loan Center is an important element of continued name recognition in the industry. The Business Loan Center logo which includes its name within a distinctive design was registered as a service mark on the principal register of the United States Patent and Trademark Office on August 10, 1993.

          Government Regulations. The level of SBA funding for the Guaranteed Loan Program is subject to the federal budgeting process for each federal fiscal year ending September 30 (each a "Federal Fiscal Year"). Accordingly, the availability of funds for SBA guarantees could increase or decrease each year. The budget for the Federal Fiscal Year 1999 is $10 billion under the Guaranteed Loan Program in which Business Loan Center participates. The actual usage of funds for Federal Fiscal Year 1998 was $9 billion as compared to $9.5 and $7.7 billion for Federal Fiscal Years 1997 and 1996, respectively. Beginning in Federal Fiscal Year 2000, the Administration has requested a $10.5 billion program level for participants in the Guaranteed Loan Program.

          The qualification of a Small Business Lending Company, such as Business Loan Center, to participate in the Guaranteed Loan Program is subject to termination by the SBA based on violation of law or SBA regulations or violation of any agreement with the SBA. Management of Business Loan Center has no reason to believe that its license to participate in the program will be terminated.

          SBA approval of loans is dependent, in part, upon the SBA's determination that Business Loan Center's facilities and personnel can adequately support the servicing of the loan. Based upon the experience of its personnel and the present staffing of Business Loan Center in its offices in New York, New York, Panama City Beach, Florida, Charleston, South Carolina, Richmond and Alexandria (near Washington D.C.), Virginia, Tinton Falls, New Jersey, Memphis Tennessee, Boston, Massachusetts, Wichita, Kansas, Phoenix, Arizona, Oklahoma City, Oklahoma, Omaha, Nebraska, and Seattle, Washington. Business Loan Center reasonably believes that it satisfies this criteria in the states in which it is currently operating.

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

          Competition. The commercial lending business is highly competitive and the Company competes with many banks and other non-bank lending institutions, most of which are substantially larger, and have greater financial resources and name recognition. There are currently fourteen licensed non-bank lenders, which compete within the Guaranteed Loan Program lending market. Additionally, certain banks and non-bank lending institutions which participate in the Guaranteed Loan Program have also been designated as "Preferred" or "Certified Lenders". There is no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

          Seasonality.  Business Loan Center's business is not seasonal.

          Loan Production Subsidiaries The Company, recognizing the need to centralize its loan originations , established three regional loan production subsidiaries to coordinate loan originations and to process applications received from Business Loan Center's network of independent loan referral sources. Business Loan Center's three wholly-owned loan production subsidiaries are BLC Financial Network ("BLC Network"), BLC Financial Network of Mid-America, Inc. ("BLC Mid-America"), and BLC Financial Network of Florida, Inc. ("BLC Florida").

          BLC Network is headquartered in Richmond Virginia and has four satellite offices located in Alexandria, Virginia (near Washington D.C.), Tinton Falls, New Jersey, Boston, Massachusetts, and Memphis, Tennessee. BLC
Mid-America is headquartered in Wichita, Kansas with satellite offices in Seattle, Washington, Phoenix, Arizona, Oklahoma City, Oklahoma, and Omaha, Nebraska. BLC Florida is headquartered in Panama City, Florida and has a satellite office in Charleston, South Carolina.

          During Fiscal Year 1999, Business Loan Center generated approximately 85% of its loan volume directly and indirectly, through loan referral sources constituting the representative network. Generally, a loan referral source is compensated after the closing of a loan. During the current fiscal year no loan sources accounted for more than 9% of Business Loan Center's volume.

Acquisitions

          EBLC, Inc. On May 4, 1990, the Company, through Business Loan Center, acquired an 80% interest in a New York general partnership ("BLC-GP") from

Business Loan Center, Inc., an unaffiliated New York corporation. On September 16, 1996, Business Loan Center purchased the minority interest of BLC-GP for $380,000. Prior to that purchase, the Company owned the existing 88% of the partnership. In February 1997, BLC-GP transferred its assets and liabilities to Business Loan Center, a wholly owned subsidiary of the Company.

          Southeastern First Financial Network, Inc. On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network, Inc. ("BLC Network") acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc. in exchange for 1,808,821 shares of the Company's Common Stock.

BLC Commercial Capital Corporation

          Background. BLC Commercial Capital Corporation, a Florida corporation ("BLC Commercial"), is a wholly owned subsidiary of the Company. On November, 4, 1997 BLC Commercial was granted the authority to participate in the United States Department of Agriculture ("USDA") Business & Industry Guaranteed Loan Program (the "B&I Program"). The B&I Program was designed to create jobs and stimulate rural economies by providing financial backing for rural businesses.

          BLC Commercial has offices in New York, New York and in McKinney, Texas. In addition, BLC Network, BLC Mid-America, and BLC Florida originate B&I loans for the Company within their respective regions.

          The B&I Program. The B&I Program was designed to create jobs and stimulate rural economies by providing financial backing for rural businesses. The assistance is available in rural areas, which include all areas other than cities of more than 50,000 people and their immediately adjacent urbanized fringe areas. The program provides for guarantees by the USDA of 80% for loan amounts up to $5,000,000 and 70% for loans between $5,000,000 and $10,000,000.
Interest rates are negotiated between the borrower, the lender and the USDA, but typically range between 1% and 2% above the prime rate. Of those variable rate loans, the interest rate may adjust monthly or quarterly with the base rate established as the lowest New York prime rate in effect on the first day of each adjustment period as published in The Wall Street Journal. Each lender is required to pay a guarantee fee equal to 2% of the guaranteed amount of its loan to the USDA. The participating lenders may, in turn, charge this fee to the borrower upon initial disbursement of the loan.

          Loans typically have maturities between seven and 30 years depending upon the use of proceeds. The types of businesses eligible are less restrictive than the SBA (7a) Program and there is an active secondary market for the guaranteed portion of the loan with premiums comparable to those received by Business Loan Center in the SBA (7a) Program. This lending business is still relatively new to the Company, however, the Company believes it can generate significant volume through its origination offices and independent loan originators, which are located near rural areas.

          Revenues. BLC Commercial derives its revenues primarily from three sources: (i) interest earned on loans retained for its own account; (ii) gain on the sale of the USDA-guaranteed portion of the loans; and (iii) servicing fees paid on the USDA-guaranteed portion of loans sold in the secondary market. See Management's Discussion and Analysis - Results of Operations.

          B&I Program Loan Portfolio. At June 30, 1999, BLC Commercial serviced a loan portfolio consisting of nine loans, in the approximate aggregate principal amount of $17,795,000. Of this amount, approximately $14,366,000 consisted of the USDA guaranteed portion of the loans and approximately $3,429,000 consisted of the unguaranteed portion of the loans. BLC Commercial retained the entire unguaranteed portion for its own account. In addition, approximately $2,261,000 of the $14,366,000 in guaranteed loans have not yet been sold or were pending settlement in the secondary market. The original principal amounts of these loans ranged between $1,200,000 and $5,000,000 with maturities between 15 and 30 years. The interest rates on these loans are adjustable and ranged between 1% and 2.25% over prime.

          At June 30, 1999, none of these loans were delinquent or in liquidation. See Management's Discussion and Analysis - Results of Operations.

          At June 30, 1999, five loans totaling $12,495,000 had received both BLC Commercial and USDA approval and were awaiting closing. In addition, ten proposed loans in the approximate aggregate principal amount of $52,625,000 were approved by BLC Commercial and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial's existing capital resources should enable it to fund each of these loans.

          Government Regulation. The level of funding for the B&I Program is subject to the federal budgeting process for each Federal Fiscal Year. Accordingly, the availability of funds for USDA guarantees under the B&I Program could increase or decrease each year. The federal budget for Federal Year 1999 is $1.0 billion.

          Seasonality - BLC Commercial Capital Corp.'s business is not seasonal.

BLC Capital Corporation

          Background. BLC Capital Corporation, a Delaware corporation ("BLC Capital"), is a wholly-owned subsidiary of the Company whose primary function is to complement the Guaranteed Loan Program by originating, underwriting, closing and servicing loans which may exceed the SBA's maximum guaranteed portion. In addition, BLC Capital's lending program makes loans, the proceeds of which are used for purposes that are not permitted under the Guaranteed Loan Program, such as acquisition of rental real estate.

          Companion Loan Program. BLC Capital has been originating first mortgage loans in conjunction with its SBA loans. These loans are being funded by various financial institutions from which BLC Capital receives a fee. In addition, the Company has negotiated an agreement with a major financial institution to fund qualified companion loans originated by the Company from which BLC Capital receives a fee for both originating and servicing these loans.

          Revenues. BLC Capital derives its revenue from servicing fees on those loans in its portfolio that it services, as well as from commissions on loan referrals to outside financial institutions. The referral fees received on these loans ranges from 3% to 8% of the loan amount and totaled $864,000 for the fiscal year ended June 30, 1999. See Management's Discussion and Analysis - Results of Operations.

          Loan Portfolio - At June 30, 1999, BLC Capital through its Companion Loan Program serviced 30 loans, in the approximate aggregate principal amount of $20,446,000. During the fiscal year ended June 30, 1999, BLC Capital originated 23 loans totaling $17,209,000. See Management's Discussion and Analysis - Liquidity and Capital Resources.

Environmental

          Compliance  with  federal,   state  and  local  laws  and  regulations
governing the discharge of materials into the environment and noise levels is not expected to have any material adverse effect upon the Company.

          Business Loan Center and BLC Commercial may in the future acquire, through foreclosure, properties that secure defaulted loans. There is a risk that hazardous substances or wastes, contaminants, pollutants or sources thereof could be discovered on properties acquired by Business Loan Center and BLC Commercial. In such an event, the Company could be required under certain environmental laws to remove such substances and clean up the affected property at its sole cost and expense, which could have a material adverse effect on the Company. To date, neither Business Loan Center nor BLC Commercial has been named as a potentially responsible party under any federal or state environmental laws. In most cases where commercial properties secure loans, Business Loan Center and Commercial will obtain an environmental evaluation to ascertain the existence of toxic wastes prior to making the loan.

Employees

          The Company, through its subsidiaries, currently employs 68 full-time and two part-time employees. Of these employees, eight are employed in executive or managerial capacities, 16 are employed in administrative or clerical capacities, eight are employed in loan servicing capacities and 38 are employed in loan origination, processing and underwriting capacities. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

Item  2. PROPERTIES.

     The Company, through its subsidiaries, currently leases office space for all of its general business purposes in New York, New York, Richmond and Alexandria, Virginia (near Washington D.C.), Tinton Falls, New Jersey, Indianapolis, Indiana, Panama City Beach and Orlando, Florida, Wichita, Kansas, Albuquerque, New Mexico, Mckinney, Texas, Phoenix, Arizona, Omaha, Nebraska, Oklahoma City, Oklahoma, and Charleston, South Carolina . See "Consolidated Financial Statements - Note 8".

------------------ --------------- --------------- ---------------- --------------- ---------------
                   New York,       Richmond,       Wichita       Panama City    Orlando
                   New York        Virginia        Kansas        Beach Florida  Florida
                 ------------------ --------------- --------------- ---------------- --------------- ---------------
Approximate
Square Footage     11,800          7,100           3,000            2,400        300
------------------ --------------- --------------- ---------------- --------------- ---------------
                   Indianapolis,   Alexandria,           Albuquerque,    McKinney     Tinton Falls,
                   Indiana         Virginia (near        New Mexico      Texas,       New Jersey
                                   Washington, D.C.)
------------------ --------------- --------------------- --------------- --------------- -----------
Approximate
Square Footage     1,300           1,000                 800             600             650
------------------ --------------- --------------------- --------------- --------------- -----------


------------------ --------------- --------------------- --------------- ---------------
                   Phoenix,        Oklahoma City,        Omaha,          Charleston,
                   Arizona         Oklahoma              Nebraska        South Carolina
                ------------------ --------------- --------------------- --------------- ---------------
Approximate
Square Footage     209             195                   128             400
------------------ --------------- --------------------- --------------- ---------------


Item 3.  LEGAL PROCEEDINGS.

         None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          On April 27, 1999, the Company held its Annual Meeting of Stockholders. The total number of shares voted at the meeting were 17,186,772, including proxies. At the meeting, stockholders voted on and approved: (1) the election of two directors of the Company (Irwin E. Redlener, M.D. and Kenneth S. Schwartz, M.D.) and (2) the ratification of the appointment of Richard A. Eisner & Company, LLP as auditors of the Company for the fiscal year ending on June 30, 1999.Votes were cast in the following manner:

----------------------------------------- ------------- ---------------- ------------ ------------
                                   Issue           For          Against      Abstain    Not Voted
----------------------------------------- ------------- ---------------- ------------ ------------

               1.  Election of Directors

               Kenneth S. Schwartz, M.D.    17,171,732           15,040
                 Irwin E. Redlener, M.D.    17,171,732           15,040
----------------------------------------- ------------- ---------------- ------------ ------------
            2.  Ratification of Auditors    17,172,952            9,808        4,012
----------------------------------------- ------------- ---------------- ------------ ------------


The following directors were not up for re-election at the meeting and they continued in office after the meeting: Robert F. Tannenhauser, Peter Blanck, Jerome B. Alenick, Robert W. D'Loren and Robert W. Wien.

Part II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          On April 30, 1998, the Company's Common Stock began trading on the American Stock Exchange. Prior to that date, the Company's Common Stock was listed for trading on the over-the-counter market through the OTC Electronic Bulletin Board. During Fiscal Year 1999, the AMEX and NASDAQ merged and became the NASDAQ AMEX. The following table lists the high and low sales prices, as reported by the AMEX from April 30, 1998 through June 30, 1999, and prior to that date, the range of high and low bid information as reported by the National Quotation Bureau from January 1, 1997 through March 31, 1998.

                                 1999                    High Bid   Low Bid
                                 ----                    --------   -------
                           Second Quarter (AMEX)          2.188      1.75
                           First Quarter  (AMEX)          2.935      2.0

                                 1998
                                ------
                           Fourth Quarter (AMEX)          2.875      1.8125
                           Third Quarter  (AMEX)          3.9375     2.188
                           Second Quarter (AMEX)          5.25       3.0625
                           First Quarter                  3.0625     1.375

                                 1997
                               --------
                           Fourth Quarter                 1.625       .71875
                           Third Quarter                   .84375     .71875
                           Second Quarter                  .875       .5625
                           First Quarter                   .65625     .5

          Quotations represent prices between dealers and do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          The Company has never paid cash dividends on the Common Stock and it is managment's present intention to reinvest future earnings, if any, in the business of the Company. The Company's ability to pay dividends in the future, should management so determine, will be dependent upon the Company's earnings, financial condition and other relevant factors.

          As of September 8, 1999, there were approximately 861 holders of record of the Common Stock of the Company.

Item 6.SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements included in this Report.

                                                     Year Ended June 30,
                                1999         1998          1997(1)         1996(1)         1995
                                ----         ----          -----           -----           ----
Summary of Operations:


Total revenues             $19,422,000   $15,729,000       $7,168,000     $4,997,000     $2,536,000

Income before
 extraordinary items         3,103,000     3,226,000        1,702,000        553,000        142,000

Extraordinary item                                            245,000         91,000

Net Income                 $3,103,000     $3,226,000       $1,947,000       $644,000       $142,000

Income per share (basic)
before extraordinary  item        .16            .18              .10            .04            .01

Income per share
from extraordinary item            -              -               .01            .01             -

Net income per
share (basic)                     .16            .18              .11            .05            .01

Net income per share              .14            .15              .11            .04            .01
(diluted)


As of June 30:

Total assets             $68,037,000     $53,281,000    $20,086,000      $10,983,000    $10,535,000
Total liabilities        $48,890,000     $39,012,000    $12,896,000       $5,657,000     $7,274,000

Shareholders' equity     $19,432,695     $14,269,000     $7,190,000       $4,601,000     $2,608,000
Shareholders' equity
per share                      $0.94           $0.72          $0.41            $0.27           0.23

(1) Restated. See footnotes to "Consolidated Financial Statements."

Selected Quarterly Financial Data (Unaudited)
Summarized Quarterly data was as follows:            Three Months Ended

                                        September 30      December 31      March 31       June 30
                                        ------------      -----------      --------       -------
Year ended June 30, 1999

Revenues                                $4,626,000       $6,868,000    $4,430,000       $3,498,000

Expenses                                 3,649,000        3,959,000     3,423,000       $3,237,000

Provision for Income Taxes                 410,000        1,144,000       398,000           99,000

Net income                               $567,000       $1,765,000      $609,000          $162,000

Earnings Per Share:

Basic:

Net income                                .03              .09           .03              .01

Diluted:

Net income                                .03              .07           .03              .01

Year ended June 30, 1998

Revenue                                $2,381,000       $5,020,000    $3,436,000       $4,892,000

Expenses                                2,005,000        2,755,000     2,476,000        3,156,000

Provision for Income Taxes                151,000          820,000       358,000          782,000

Net Earnings before extraordinary items   225,000        1,445,000       602,000          954,000

Extraordinary items                        -                -             -                -

Net Earnings                             $225,000       $1,445,000      $602,000         $954,000

Earnings Per Share

Basic:

Net income                               .01              .08           .03                   .06

Diluted:

Net income                               .01              .07           .03                   .04


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          The following discussion and analysis should be read in conjunction with the Company's financial statements included in this report and the notes accompanying the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Liquidity and Capital Resources

          The Company actively engages in commercial lending through Business Loan Center, BLC Commercial, and BLC Capital, and therefore, the Company has a constant need for debt financing. Cash used by the Company and its subsidiaries to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of the Company's cash requirements is derived from existing capital and short and long-term borrowing.

          The Company currently maintains a $50,000,000 credit facility to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, as well as a $15,000,000 credit facility to fund both the guaranteed and unguaranteed portion of B&I loans. During the year ended June 30, 1999, interest rates on the 7(a) Program facility were reduced on both the guaranteed and unguaranteed portion of the loan. Borrowings under the guaranteed line are repaid immediately upon the sale of the guaranteed portion on the secondary market.

          On December 30, 1998 the Company successfully completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000 which included a prefunded amount of $4,600,000. The Class A Certificates received a Triple A rating from Duff & Phelps Credit Rating Company. At the same time, Class B Certificates in the amount of $2,114,000, which also included a prefunded amount of $400,000 were acquired by Business Loan Center Financial Corp. II, a wholly-owned subsidiary of the Company. Proceeds from the sale were used to reduce the credit lines.

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

          In addition, the Company, through a private placement of convertible debentures, raised an initial $1,422,000 during the year ended June 30, 1999.

The debentures were initially convertible into common stock at the greater of $3.50 per share or 130% of the average market price per share for the five business days immediately preceding the date the subscription is accepted by the Company. However, subsequent to June 30, 1999, the conversion price was adjusted to the greater of $2.75 per share of 130% of the average market price per share for the five business days immediately preceding the date the subscription is accepted by the Company. The debentures have a four-year term and pay interest quarterly at the rate of 9% per annum.

          At June 30, 1999, sales of the guaranteed portions of loans in the aggregate amount of $8,982,000 were pending settlement in the secondary market, while $8,922,000 were pending construction and/or renovation completions. Upon the completion of these funding projects, participation in these loans may be sold in the secondary market, providing the Company with a source of revenues. Subsequent to June 30, 1999, the Company received net cash proceeds of approximately $600,000 from those loans pending settlement at June 30, 1999.

          Pursuant to a loan participation agreement entered into with a purchaser during the fiscal year ended June 30, 1996, Business Loan Center, at its option, in respect to loans which are delinquent for more than 60 days is required to either (i) repurchase said loan or (ii)substitute interest in another loan of equal value. During Fiscal Year 1999, six loans with an aggregate value of approximately $139,000 were repurchased.

          The Company believes that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements, based on the resources provided by the credit facilities described above, the anticipated proceeds from sales of both the guaranteed and unguaranteed portion of loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable. Management believes that Business Loan Center and BLC Commercial should be able to originate and fund at least $140 million in new loans during Fiscal Year 2000. However, there can be no assurances that the Company will be able to achieve this level.

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

          The Company recently completed testing its technical infrastructure and hardware and has made the required remediations to computers that did not pass preliminary testing. The Company expects these computers to be fully operational in the Year 2000.

          While the analysis of the Company's information technology systems continues, management does not anticipate the costs associated with making all such systems Year 2000 compliant to exceed $50,000. To date, the Company's costs associated with Year 2000 issues have not been material.

     The Company has received assurances from the vendor of its servicing system, that their system is Year 2000 compliant. A dummy system was established and has shown satisfactory results in the Year 2000 environment. However, in the event that the servicing system does not operate properly, the Company could service each loan manually, which would entail additional labor costs. These costs have been estimated to be no greater than $70,000.

          The Company has discussed its non-technology risks, (air conditioning and heating, lighting, safety and security systems), with its property manager, who has assured the Company these systems will be Year 2000 compliant prior to December 31, 1999.

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

Results of Operations

          General. Demand for long-term commercial loans throughout the United States has continued to remain at substantially high levels over the last several years. The Guaranteed Loan Programs have assisted participating lenders in providing record amounts of guaranteed loans over the past three federal fiscal years. Business Loan Center and BLC Commercial have contributed to the success of the Guaranteed Loan Programs by originating loans in the principal amount of approximately $112,142,000, for Fiscal Year 1999, resulting in a serviced loan portfolio approximating $248,544,000. By establishing an effective loan origination network spanning the United States, Management believes that the Company has positioned itself to achieve ongoing growth, both with respect to the amount of loans originated and the geographic areas in which it operates. The origination network is currently comprised of loan referral sources that service several broad geographic regions and provide customers with a variety of financial products.

          Management of the Company is sensitive to industry and geographical trends, including failure rates in various industries, general condition of local economies, and the resultant effect on businesses and real estate values. Generally, the Company's current lending pattern, both regarding industry and geographic location, is extremely diverse. At June 30, 1999, businesses in over 120 distinct industries in approximately 40 different states received loans from Business Loan Center. The largest industry sectors in Business Loan Center's portfolio include: lodging, approximating 35% of the aggregate loan portfolio, gas stations and convenience stores, approximating 14%; and restaurants, approximating 13% of the aggregate loan portfolio.

          Fiscal Year 1999 vs. Fiscal Year 1998. The Company recorded net income of $3,103,000 (or $.16 per basic share) for the year ended June 30, 1999 ("Fiscal Year 1999") as compared to net income of $3,226,000 (or $.18 per basic share) for the year ended June 30, 1998 ("Fiscal Year 1998"). Net income before provision for income taxes and extraordinary item ("Operating Income") was $5,154,000 for Fiscal Year 1999, as compared to $5,337,000 for Fiscal Year 1998.

          Revenues  for  Fiscal  Year  1999  increased   approximately   23%  to
$19,422,000 from Fiscal Year 1998 primarily due to gains on loan sales, servicing fee income, and interest income. This rise is attributed to an increased serviced loan portfolio of the Company as well as an increase in loan originations and loan sales during the respective periods. As of June 30, 1999 the Company maintained a serviced loan portfolio of 454 loans, which approximated $248,544,000 as compared to 359 loans, which approximated $175,889,000 at June 30, 1998.

          Interest income increased from approximately $2,439,000 for the Fiscal Year June 30, 1998 to approximately $3,550,000 for the Fiscal Year ended June 30, 1999, or by 46%. This was primarily due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the year, which included both the unguaranteed portions of loans held as well as the guaranteed portion of loans held for multiple disbursements and/or construction disbursements. A portion of this increase can be attributed to the increase in the Company's performing and retained loan portfolio at June 30, 1999 which approximated $34,027,000 as compared to $28,971,000 at June 30, 1998.

          Service fee income increased by approximately 105% from the prior year primarily due to the Company's increased serviced and sold loan portfolio which approximated $195,773,000 at June 30, 1999 compared to $114,358,000 at June 30, 1998, representing a 72% increase. Servicing fees earned by the Company on those guaranteed loans sold in the secondary market have ranged between .50% and 4.06% per annum. In addition, the Company continues to earn additional residual interest income on unguaranteed loans securitized and guaranteed loans sold.

          Operating expenses increased from approximately $6,481,000 for the Fiscal Year ended June 30, 1998 to approximately $8,636,000 for the Fiscal Year ended June 30, 1999. This increase resulted from increases in payroll, commissions and travel associated with continued growth and expansion. With the addition of new offices during the year, the Company experienced an unusually high rate of operational expenses. It is expected that a corresponding increase in loan origination levels, and therefore, revenues should result from these production offices during the fiscal year ended June 30, 2000.

          General and administrative expenses of approximately $2,746,000 for the Fiscal Year ended June 30, 1999 increased from approximately $1,753,000 for the prior year's period primarily due to additional loan production offices, corporate services and amortization of costs associated with the additional financing obtained throughout the past fiscal year.

          Interest expense increased by approximately 34% during the Fiscal Year ended June 30, 1999 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities during this period which was somewhat offset by an interest rate reduction obtained by the Company from its lender.

          Loans in the approximate aggregate principal amount of $112,142,000 were originated during Fiscal Year 1999, as compared to loans in the approximate aggregate principal amount of $93,854,000 for Fiscal Year 1998, representing a 19% increase in origination activities during the referenced periods. The guaranteed principal amount of the loans originated during Fiscal Year 1999 approximated $81,205,000 as compared to the aggregate guaranteed principal of $67,357,000 for Fiscal Year 1998. Of those loans originated and fully funded during Fiscal Year 1999, substantially all of the guaranteed portions were sold in the secondary market subsequent to the full funding of each loan, at premium rates averaging 109%. During Fiscal Year 1999, the Company securitized and sold approximately $24,317,000 in unguaranteed loans. Sales of both the guaranteed and unguaranteed portion of these loans during the fiscal year 1999 resulted in $11,868,000 of gains as compared to $10,583,000 for the fiscal year 1998.

          The number and aggregate principal amount of the loans in the Company's portfolio at the end of Fiscal Year 1999 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1998 as follows:


                        YEAR ENDED 6/30/99                                      YEAR ENDED 6/30/98
                -------------------------------                         -------------------------------
                    Total          Guaranteed    Ungteed.                    Total       Guaranteed   Ungteed.
                    Amount         Amount        Amount      # Loans         Amount        Amount       Amount    # Loans
          -----------------------------------------------------------   -------------------------------------------------

Performing Loans   $238,586,000   $173,610,000    $64,976,000   418     $164,037,000 $120,298,000   $43,739,000     321

Delinquent Loans        870,000        653,000        217,000     1        2,630,000    2,060,000       570,000       3

Loans in liquidation  9,088,000      7,415,000      1,673,000    35        9,222,000    7,413,000     1,809,000      35
                    ------------- -------------   ------------  -----    ----------- ------------ -------------  ---------
Total Loans        $248,544,000   $181,678,000   $ 66,866,000   454      175,889,000  129,771,000   $46,118,000     359
                    ============   ============                =====     =========== ============                =========

LESS:

Loans Sold                                        $42,878,000                                      $22,289,000

Allowance for Credit Losses                           914,000                                          641,000

Deferred Income & Other                             1,138,000                                        1,148,000
                                                  -----------                                      -----------
Loans Receivable Net                              $21,936,000                                      $22,040,000
                                                  -----------                                      -----------

          Loans for which interest and principal payments are due for a period greater than 60 days are categorized by the Company as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers often regain current status after a period of time.

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

          Interest income increased from $1,666,000 for Fiscal Year 1997 to $2,439,000 for Fiscal Year 1998, or by approximately 46%. This resulted from a 88% increase in the unguaranteed loan portfolio held by the Company, which approximated $22,281,000 at June 30, 1998, as compared to $11,850,000 at June 30, 1997. At June 30, 1998, the average interest rate on the Company's total portfolio approximated 11.25%. During Fiscal Year 1998 both Business Loan Center's and BLC Commercial's, base lending rate, the prime rate, remained stable at 8.50%.

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

          The number and aggregate principal amount of the loans in the Company's portfolio at the end of Fiscal Year 1998 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1997 as follows:


                        YEAR ENDED 6/30/99                                      YEAR ENDED 6/30/98
                -------------------------------                         -------------------------------
                    Total          Guaranteed    Ungteed.                    Total       Guaranteed   Ungteed.
                    Amount         Amount        Amount      # Loans         Amount        Amount       Amount    # Loans
          -----------------------------------------------------------   -------------------------------------------------

Performing Loans   $164,037,000   $120,298,000   $43,739,000    321        $86,127,000 $65,265,000   $20,862,000     216

Delinquent Loans      2,630,000      2,060,000       570,000      3          4,379,000   3,534,000       845,000      13

Loans in Liquidation  9,222,000      7,413,000     1,809,000     35          7,511,000   6,127,000     1,384,000      30
                     -----------  --------------  ----------   ----         ----------  -----------  -----------    -------
Total Loans         $175,889,000  $129,771,000    $46,118,000   359        $98,017,000  $74,926,000  $23,091,000     259
                     ===========  ==============               ====         ==========  ===========                 =======

LESS:

Loans Sold                                       $ 22,289,000                                       $11,241,000

Allowance for Credit Losses                           641,000                                           901,000

Deferred Income & Other                             1,148,000                                         1,110,000
                                                   -----------                                        ----------
Loans Receivable Net                             $ 22,040,000                                        $ 9,839,000
                                                   ===========                                        ==========

          Loans for which interest and principal payments are due for a period greater than 60 days are categorized by the Company as "delinquent." Delinquent loans generally are a result of various factors, including temporary downturns in the borrower's business, seasonal working capital constraints, changes in business location or products, and other factors specifically related to each borrower. The borrowers often regain current status after a period of time.

          In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond 90 days past due, the loan may then be categorized as in "liquidation." After formal request is made by the Company or the FTA, the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for a period of up to 120 days. In general, loans in liquidation are serviced through the efforts of the Company's servicing staff.

Item 7(A) QUALITATIVE AND QUANTITATIVE DISCLOSURES ON MARKET RISK.

          In general, the Company manages its interest rate risk through the use of variable-based interest rate indices for its borrowing, servicing, and lending activities. Specifically, the Company's borrowing rates from its lender are based upon a spread above the Prime Rate and the LIBOR Rate while the lending rate to its borrowers is based upon a spread above the Prime Rate. The Company, in its ordinary course of business, originates and sells portions of its loans receivable which adjusts with the Prime Rate. The residual interests and servicing assets which result from these sales are generally not impacted by a change in interest rates. As a result, Management believes that the Company has substantially insulated itself from the impact of a change in interest rates by having, in essence, a locked in interest rate spread for the life of the assets. The use of these variable rates obviates the need for the Company to acquire hedging instruments, and the like, to offset any interest rate change differentials.

          While the Company's servicing assets and residual interests have firm interest rate spreads, these assets may, however, be subject to impairment should interest rates increase in a fashion which would cause the discount rate and estimated fair value interest rate to increase. An increase in these two variables could cause the present value of future cash flows from the servicing and residual interests to be negatively impacted, therefore decreasing the carrying value of these financial instruments. However, it should be noted that an interest rate change would not significantly impact the estimated cash flows of these assets.

          In connection with its interest rate risk management practices, the Company has performed sensitivity analysis with respect to its servicing and residual interest assets. The Company has estimated that if interest rates, in general and with all other factors remaining constant, were to increase by approximately 10%, net income would be negatively impacted by less than $100,000.

          As a result, Management of the Company has deemed this hypothetical impact to be immaterial to the Company's future financial condition. These sensitivity analyses are limited in that they are performed at a certain point in time, they assume that an increase in interest rates would result in a direct increase in the discount rate and estimated fair value interest rate, and do not incorporate any other factors which may impact the Company's financial results in such a situation.

Item 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

          The financial statements located in Item 14(a)(1) and (2) are included in this report starting on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                None.
Part III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

                The directors and executive officers of the Company, their ages and present positions held in the Company are as follows:



                                 Age (at                                                              Year Term
            Name                 9/8/99)          Positions        Director Since    Officer Since   Will Expire
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert F. Tannenhauser (1)    54             President &          September 1986    September 1986   2000
                                             Chairman of the
                                             Board
----------------------------- -------------- -------------------- ----------------- ----------------
Peter D. Blanck (1)(3)        42             Director             June 1993         N/A              2000
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Jerome B. Alenick (2)         70             Director             May 1998          N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert W. D'Loren (3)         41             Director             June 1997         N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Irwin E. Redlener, M.D. (2)   55             Director             June 1997         N/A              2002
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Kenneth S. Schwartz, M.D.     54             Director             June 1997         N/A              2002
(3)
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert W. Wien (2)            48             Director             June 1997         N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Leonard Rudolph               52             Executive Vice       N/A               May 1998         N/A
                                             President
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Jennifer M. Goldstein         27             Chief Financial      N/A               June 1996        N/A
                                             Officer & Treasurer
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
David I. Redlener             31             Secretary            N/A               June 1997        N/A
----------------------------- -------------- -------------------- ----------------- ---------------- ------------

(1)    Member of the Executive Committee
(2)    Member of the Audit Committee
(3)    Member of the Compensation Committee
------------------------------------

          Each director holds office, for the term limit set forth above, until the next annual meeting of the Company's shareholders and until his successor has been elected and qualified. Since the Company's reorganization, annual meetings of its shareholders were held in September 1990, June 1993, June 1997, May 1998, and April 1999. Each of the executive officers serves at the pleasure of the Board of Directors.

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

          Peter Blanck has been a Professor of Law since 1993, and a Professor of Preventive Medicine since 1997 with the University of Iowa. Since February
1992, Dr. Blanck has been a director and the President of Futuronics Corporation. Dr. Blanck is the brother-in-law of Robert F. Tannenhauser.

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

          Irwin Redlener is currently President of the Children's Hospital at Montefiore Medical Center and has been a Professor of Pediatrics at the Albert Einstein College of Medicine, Montefiore Medical Center since 1997. Since 1990, Dr. Redlener has also served as Director of the Division of Community Pediatrics at Montefiore. Dr. Redlener is President and Director of the Children's Health Fund, a not-for-profit foundation developed to support health care for homeless and medically underserved children. Dr. Redlener has been a special consultant on health care policy for the White House and the federal Department of Health and Human Services.

          Kenneth S. Schwartz had been chief Medical Officer of American Imaging Management Inc. in Northbrook, Illinois since December 1998. At present, he is senior radiology consultant to American Imaging Management, Inc. and a principal of S&D Medical LLP, New York. From 1996 to 1998, Dr. Schwartz was Senior Executive Vice President of Complete Management, Inc., New York, New York. From 1981 to 1995, Dr. Schwartz served as a Director of Radiology at Hudson Valley Hospital, Peekskill, New York and was Medical Director at Putnam Hospital Center, Carmel, New York from 1991 through 1994. From March 1995 to November 1996, he was Systems Director of Radiology and imaging at St. Francis Hospital in Hartford, Connecticut.

          Robert W. Wien has been the Managing Director and Director of Investment Banking at Josephthal & Co., Inc. (formally Josephthal, Lyon & Ross,

Incorporated) since May 1999; he served as Managing Director, Director of Mergers and Acquisitions from May 1996 until May 1999. From July 1994 to May 1996, Mr. Wien held the position of Director of Corporate Finance and Real Estate Advisory Services at Coopers & Lybrand, LLP. Additionally, Mr. Wien served as Senior Vice President of Investment Banking at Dean Witter Reynolds, Inc. from April 1987 to June 1994. Mr. Wien is a member of the Bar in the State of New York and a licensed Real Estate Broker in the State of New York.

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

          Leonard Rudolph joined the Company as Executive Vice President in May of 1998 and currently serves as President of Business Loan Center, Inc. From 1996 until joining Company, Mr. Rudolph served as Executive Vice President, Senior Credit Officer of Sterling National Bank. Additionally, between 1991 and 1996, Mr. Rudolph held the position of Senior Vice President of Sterling National Bank.

          Jennifer Goldstein has been serving as Chief Financial Officer since June 1998, and continues to serve as Treasurer, a position she has held since June 1997. Jennifer Goldstein was Assistant Secretary of the Company from February 1996 to June 1997. From June 1994 until the present, Ms. Goldstein has been employed by Business Loan Center. Ms. Goldstein graduated with a degree in Accounting from San Diego State University and received an MBA in Finance from Pace University.

          David Redlener was elected Secretary of the Company in June 1997. From September 1994 until December 1996 Mr. Redlener was employed as an Assistant District Attorney in the County of the Bronx, New York. Currently, Mr. Redlener is employed as Counsel to Business Loan Center, Inc. Mr. Redlener graduated with a degree in Economics from Hunter College and earned his law degree from Saint Louis University School of Law in May 1994. He is currently pursuing a Masters degree in Finance. Mr. Redlener is the son of Dr. Irwin Redlener, a Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

          During fiscal year ended June 30, 1999, there were no late filings made by any officers or directors or beneficial owner of more than 10% of the Common stock of the Company with respect to Section 16(a) of the Exchange Act of 1934.

Item 11.        EXECUTIVE  COMPENSATION.

Compensation Committee Interlocks and Insider Participation.

          At June 30, 1999, Peter Blanck, Robert D'Loren and Kenneth Schwartz were members of the Compensation Committee of the Board of Directors of the Company. The Compensation Committee's functions include the review and approval of compensation and terms of employment for all executive officers and administering the grant of employee stock options pursuant to the 1995 Amended Management Incentive Plan. Peter Blanck is a substantial shareholder of the Company and brother-in-law to Robert F. Tannenhauser, who serves as President and Chairman of the Board. In addition, Robert D'Loren and Kenneth Schwartz are also warrant holders and/or shareholders of the Company. (See Item 12 Security Ownership of Certain Beneficial Owners and Management).

          The Company, during Fiscal Year 1998 obtained a line of credit for Business Loan Center and entered into a loan origination and servicing agreement with a certain financial institution introduced to the Company by Robert W. D'Loren, a Director of the Company. In connection with such arrangements and pursuant to a written agreement, D'Loren Levien & Company, LLC ("DLC"), a limited liability company of which Mr. D'Loren is a member, received total fees of $125,000. In July 1997, BLC Capital, a subsidiary of the Company, entered into a loan origination and servicing agreement with the financial institution introduced by Mr. D'Loren pursuant to which BLC Capital was to receive fees for originating and servicing non-SBA first mortgage commercial real estate backed loans for the financial institution. DLC is entitled to receive fees based upon each transaction closed. In the fiscal year ended June 30, 1999, DLC received $21,800 in fees for these services. In January 1999, DLC received a placement fee of $60,000 in connection with sale of the Company's unguaranteed SBA loans, which occurred on December 30, 1998. In December 1997, DLC received a fee advance of $72,500 in connection with arranging a line of credit for BLC Commercial, to be utilized to fund loans under the Department of Agriculture Program. In December 1997, the Company and DLC agreed, and the Board of Directors approved, an amendment to the agreement with respect to fees due and to be received in the future by DLC whereby DLC agreed to reduce the cash amount of its fees in exchange for 200,000 warrants to purchase the Common Stock of the Company at a purchase price of $1.83 per share and the right to earn an additional 600,000 shares.

Summary Compensation Table
---------------------------
          The following table sets forth all plan and non-plan compensation paid to the named individual for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended June 30, 1999. The following salaries and/or benefits are presently payable pursuant to employment agreements.


                           SUMMARY COMPENSATION TABLE

------------------------------ -------------- ---------------------------- -----------------------------
Name and Principal Position    Fiscal Year                 Annual Compensation     Securities Underlying
                                                                                          Options
--------------------------------------------------------------------------------------------------------
                                               Salary       Bonus     Other
                               1999           $224,285(1)   $50,000    $0           375,000

Robert F. Tannenhauser
President and Director         1998           $208,085(1)        $0     $0           500,000

                               1997           $207,411(1)        $0     $0           0
-------------------------------------------------------------------------------------------------------
Leonard Rudolph                1999           $170,000       $10,000    $0           25,000
Executive Vice President

                               1998            $36,154(2)        $0     $0           70,000(3)

                               1997              N/A                                   N/A
-------------------------------------------------------------------------------------------------------
Jennifer Goldstein             1999            $124,038       $35,000   $0            75,000
Treasurer
                               1998            $ 91,923       $15,000     $0         100,000

                               1997             $64,769        $7,000     $0          75,000

-------------------------------------------------------------------------------------------------------

(1) Includes premiums for excess health insurance.

(2) Based upon approximately two months of salary at an annual rate of $170,000.

(3) During the year ended June 30, 1999, the exercise price for these options were repriced to $3.25 from 4.81.

          Compensation of Directors. During the fiscal year ended June 30, 1999, and pursuant to Non-Qualified Stock Option Agreements, each Director was granted
(i) 10,000 options to purchase Common Stock at an exercise price of $3.31, all of which are exercisable immediately or at any time prior to July 17, 2003 and
(ii) 25,000 options to purchase Common Stock at an exercise price of $2.00 per share, all of which are exercisable immediately or at any time prior to April 27, 2004. As additional compensation, each Director is to receive $1,000 per meeting of the Board of Directors.

          Executive Employment Agreements. The Company entered into Employment Agreements with Robert F. Tannenhauser, President, with Leonard Rudolph, Executive Vice President, and Jennifer M. Goldstein, Chief Financial Officer and Treasurer of the Company.

          Robert F. Tannenhauser. Robert F. Tannenhauser's Employment Agreement provides that he shall be employed as President and Chairman of the Board of the Company and as Chief Executive Officer of Business Loan Center through January 15, 2001 at an annual gross salary of $200,000. During the fiscal year ended June 30, 1999, the Board of Directors voted to increase his salary to $300,000. Mr. Tannenhauser is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees.

          The agreement shall automatically renew for successive one-year periods until the Company registers the shares of Common Stock held by Mr. Tannenhauser under the Securities Act and lists the Common Stock for trading on NASDAQ AMEX or another recognized securities exchange. Thereafter, the agreement shall automatically renew for additional successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

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

          Leonard Rudolph. Leonard Rudolph's Employment Agreement provides that he shall be employed as Executive Vice President and President of Business Loan Center, Inc. through April 30, 2003 at an annual gross salary of $170,000. Mr. Rudolph was also granted a $10,000 signing bonus as well as options to purchase 70,000 shares of Common Stock at an exercise price of $4.81, which shall vest equally over the four years. During Fiscal Year 1999, the Board of Directors of the Company adjusted the exercise price of the options to purchase 70,000 shares to $3.25 per share. Mr. Rudolph is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center, Inc. on the same basis as all other executive employees. He may terminate this Agreement in the event that Robert. F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under his employment agreement.

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

          Jennifer Goldstein. Jennifer Goldstein's employment agreement provides that she shall be employed as Treasurer and Chief Financial Officer of the Company, BLC Commercial, BLC Capital and Business Loan Center through September 30, 2002 at an initial annual gross salary of $100,000. Ms. Goldstein was granted options to purchase 100,000 shares of Common Stock at an exercise price of $.82, which shall vest equally over the next five years. Ms. Goldstein is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees. She may terminate this Agreement in the event that Robert. F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under her employment agreement.

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

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

          The following table sets forth information concerning each exercise of stock options during the fiscal year ended June 30, 1999 by the named individual, along with the year-end value of unexercised options/warrants at June 30, 1999.


----------------------------- ---------------- ---------------- ----------------------- ----------------------------
                                                                Number of Securities    Value of Unexercised
Name                          Shares                            Underlying Unexercised  In-The-Money
                              Acquired on      Value Realized   Options at 6/30/99      Options/Warrants at
                              Exercise                                                  6/30/99 (4)
----------------------------- ---------------- ---------------- ----------------------- ----------------------------
Robert F. Tannenhauser
President and Director        0                0                1,302,500 (1)           $1,188,500 (5)
----------------------------- ---------------- ---------------- ----------------------- ----------------------------
Leonard Rudolph
Executive Vice President      0                0                   95,000 (2)              $     0 (6)
----------------------------- ---------------- ---------------- ----------------------- ----------------------------
Jennifer Goldstein
Treasurer                     0                0                  250,000 (3)            $ 230,500 (8)
----------------------------- ---------------- ---------------- ----------------------- ----------------------------


(1)Includes 375,000 options at an exercise price of $2.90, 500,000 options at an exercise price of $.82 of which 100,000 shares are currently exercisable, and 427,500 at an exercise price of $.60 of which 427,500 are currently exercisable.

(2)Includes 70,000 options at an exercise price of $3.25 of which 17,500 are currently exercisable, and 25,000 options at an exercise price of $2.90.

(3)Includes 75,000 at an exercise price of $2.90, 100,000 options at an exercise price of $.82 of which 20,000 are currently exercisable, and 75,000 at an exercise price of $.50 per share of which 56,250 is currently exercisable.

(4)The value realized equals the market value of the common stock at June 30, 1999 (Closing Bid) minus the exercise price multiplied by the number of shares. The price of a share of common stock at the close of business on June 30, 1999 was $2.00.

(5)500,000  shares  ($2.00 - $.82) = $590,000  and 427,500  ($2.00 - $.60) =
   $598,500.

(6)These options are out of the money.

(7)100,000  shares  ($2.00 - $.82) =  $118,000  and  75,000  ($2.00 - $.50) =
   $112,500.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
                                                                                      Potential           Potential
                            Number of        % Total                           realizable value    realizable value
                           securities   Options/SARs  Exercise                at assumed annual   at assumed annual
                           underlying     Granted to      Price                  rates of stock      rates of stock
                         options/SARs   Employees in  ($/share)  Expiration               price               price
Name                          Granted    Fiscal Year                   Date    appreciation for    appreciation for
                                                                                    option term         option term
                                                                                         5% ($)             10% ($)
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
Robert F. Tannenhauser
President and Director        375,000            73%      $2.90   12/7/2003             $0                $84,100
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
Leonard Rudolph
Executive Vice                 25,000             5%       2.90   12/7/2003             $0                 $5,600
President                      70,000            12%       3.25    5/4/2002             $0                     $0
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
Jennifer Goldstein
Treasurer                      75,000            15%      $2.90   12/7/2003             $0                $16,800
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------

          Reference is made to Item 12 of this Report entitled "Certain Relationships and Related Transactions" for a description of fees paid to entities that are affiliated with certain executive officers and a description of the employment agreements with officers and employees.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information as of June 30, 1999 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Rule 13d-3") based upon information furnished by the persons listed or known to the Company. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.


--------------------------------------- ------------------------------------- -------------------------------------
                                        Amount and Nature of Beneficial
Name and Address of Beneficial          Ownership                             Percent Of Class
Owner
--------------------------------------- ------------------------------------- -------------------------------------
Futuronics Corporation                  2,595,224 (1)                         12.79%
3652 Forest Gate Drive, N.E.
Iowa City, Iowa 52240
--------------------------------------- ------------------------------------- -------------------------------------
Peter D. Blanck                         3,396,390 (2)(3)                      16.54%
University of Iowa, College of Law
Iowa City, Iowa 52241
--------------------------------------- ------------------------------------- -------------------------------------
Richard Blanck                          3,211,391 (2)(4)                      15.78%
9 Hickory Road
Manhasset Hills, New York 11040
--------------------------------------- ------------------------------------- -------------------------------------
Robert W. D'Loren                       255,000(5)                            1.24%
72 Woodland Drive
Oyster Bay Cove, NY 11771
--------------------------------------- ------------------------------------- -------------------------------------
Robert C. McGee                         1,085,296 (6)                         5.30%
204 Oxford Circle East
Richmond, Virginia 23221
--------------------------------------- ------------------------------------- -------------------------------------
Jennifer M. Goldstein                   195,785(7)                            *
50 West 72nd Street
New York, New York 10023
--------------------------------------- ------------------------------------- -------------------------------------
David I. Redlener                       4,157(8)                              *
155 Henry Street
Brooklyn, New York  11201
--------------------------------------- ------------------------------------- -------------------------------------
Irwin E. Redlener                       55,000(9)                             *
11 Alfred Lane
New Rochelle, New York 10804
--------------------------------------- ------------------------------------- -------------------------------------
Diane Rosenfeld                         1,119,984 (10)                        5.46%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
--------------------------------------- ------------------------------------- -------------------------------------
Kenneth S. Schwartz                     66,525(11)                            *
284 Guard Hill Road
Bedford, New York 10506
--------------------------------------- ------------------------------------- -------------------------------------
Carol Tannenhauser                      5,509,523 (2)(12)                     26.30%
210 East 68th Street
New York, New York 10021
--------------------------------------- ------------------------------------- -------------------------------------
Robert F. Tannenhauser                  5,509,523 (12)                        26.30%
210 East 68th Street
New York, New York 10021
--------------------------------------- ------------------------------------- -------------------------------------
Jerome B.  Alenick                      454,375 (13)                           2.24%
26 Columbia Turnpike
Florham Park, New Jersey 07932
--------------------------------------- ------------------------------------- -------------------------------------


--------------------------------------- ------------------------------------- -------------------------------------
                                        Amount and Nature of Beneficial
Name and Address of Beneficial          Ownership                             Percent Of Class
Owner
--------------------------------------- ------------------------------------- -------------------------------------
Robert W. Wien                          124,500 (14)                          *
24 James Road
Mount Kisco, New York 10549
--------------------------------------- ------------------------------------- -------------------------------------
Leonard Rudolph                         30,087                                *
3 Pelham Place
East Brunswick, New Jersey 08816
--------------------------------------- ------------------------------------- -------------------------------------
All Directors and officers              7,309,788(15)                         33.59%
    as a group (nine persons)
--------------------------------------- ------------------------------------- -------------------------------------
* Owns less than 1% of the outstanding shares of Common Stock

(1) Includes 2,595,224 shares owned directly by Futuronics Corporation. Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are officers and directors of Futuronics Corporation.

(2) Carol Tannenhauser, Richard Blanck, and Peter D. Blanck are siblings. Each disclaims beneficial ownership of the shares owned by the others.

(3) Includes (a) 85,737 shares owned directly by Peter D. Blanck, (b) 295,267 shares deemed owned by Peter D. Blanck as custodian for his four children, (c) 110,000 shares underlying options owned by Peter D. Blanck, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Peter D. Blanck is a Trustee and Beneficiary, (e) 2,595,224 shares owned by Futuronics Corporation of which Peter D. Blanck is an officer and director, (f) 100,000 shares that may be acquired upon the conversion of Debentures held directly by Peter D. Blanck and (g) 33,332 shares that may be acquired upon the conversion of debentures held by Peter D. Blanck as custodian for his four children.

(4) Includes (a) 273,834 shares owned directly by Richard Blanck, (b) 107,169 shares deemed owned by Richard Blanck as custodian for his two children, (c) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Richard Blanck is a Trustee and Beneficiary, (d) 2,595,224 shares owned by Futuronics Corporation of which Richard Blanck is an officer and director and
(e) 25,000 shares that may be acquired upon the conversion of Debentures held by Richard Blanck and (f) 33,334 shares that may be acquired upon the conversion of Debentures held by Richard Blanck as custodian for his two children.

(5) Includes (a) 200,000 shares that may be acquired upon the exercise of Warrants held by D'Loren Levien & Company L.L.C. of which Robert D'Loren is a member and (b) 55,000 shares that maybe acquired upon the exercise of options held by Robert D'Loren.

(6) Includes (a) 897,821 shares owned directly by Robert C. McGee and (b) 187,475 shares that may be acquired upon the exercise of certain warrants owned by Robert C. McGee.

(7) Includes (a) 119,535 shares owned by Jennifer M.Goldstein, and (b) 76,250 shares that may be acquired upon the exercise of options held by Jennifer M. Goldstein.

(8) Includes (a) 1,157 shares owned by David Redlener and (b) 3,000 shares that may be acquired upon the exercise of options held by David Redlener.

(9) Includes 55,000 shares that may be acquired upon the exercise of options held by Irwin Redlener.

(10) Includes (a) 666,710 shares directly owned by Diane Rosenfeld, (b) 225,774 shares directly owned by Eric Rosenfeld , (b) 202,500 shares underlying options owned by Diane Rosenfeld and (d) 25,000 shares that may be acquired upon the exercise of Warrants owned by Diane Rosenfeld.

(11) Includes (a) 11,525 shares directly owned by Kenneth Schwartz or jointly with Jane Schwartz, and (b) 55,000 shares that may be acquired upon the exercise of options held by Kenneth Schwartz.

(12) Includes (a) 204,964 shares owned directly by Robert F. Tannenhauser, (b) 1,325,409 shares directly owned by Carol Tannenhauser, the spouse of Robert F. Tannenhauser, (c) 2,595,224 owned by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which the spouse of Robert F. Tannenhauser is Trustee and Beneficiary, (e) 427,500 shares underlying options owned by Carol Tannenhauser,(f) 54,500 shares that may be acquired upon the conversion of Debentures held by Carol Tannenhauser, (g) 249,500 shares owned by David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser, (h) 164,600 shares held in a custodial account for the benefit of Emily Tannenhauser, the daughter of Robert F. Tannenhauser each of Carol Tannenhauser and Robert F. Tannenhauser share voting and dispositive power of such shares, (i) 84,899 shares owned by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (j) 4,500 shares that may be acquired upon the conversion of Debentures held by Robert F. Tannenhauser, (k) 21,167 shares that may be acquired upon the conversion of Debentures held by David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser,
(l) 21,166 shares that may be acquired upon the conversion of Debentures held by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (n) 22,132 shares held in trust for David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser, (o) 22,132 shares held in trust for Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol
Tannenhauser and (p) 135,000 shares underlying options owned by Robert F. Tannenhauser.

(13) Includes (a) 311,875 shares owned by the Defined Benefit Plan for the Benefit of Jerome Alenick, (b) 35,000 shares underlying options owned by Jerome Alenick, and (c) 107,500 shares owned by Jerome B. Alenick and Nicole A. Alenick as joint tenants and tenants in common.

(14) Includes (a) 35,000 shares owned directly by Robert W. Wien, (b) 55,000 shares that may be acquired upon the exercise of options held by Robert W. Wien, and (c) 34,500 shares that may be acquired upon the exercise of certain Warrants held by Robert W. Wien.

(15) Represents shares beneficially owned pursuant to Rule 13d-3 by Mr. Tannenhauser, a Director and President of the Company, Ms. Goldstein, Treasurer and Chief Financial Officer of the Company, Leonard Rudolph, Executive Vice President of the Company, David Redlener, Secretary of the Company, Messrs. D'Loren, Peter Blanck, Wien, Alenick and Drs. Redlener and Schwartz, directors of the Company. The shares deemed beneficially owned by Robert F. Tannenhauser and Peter D. Blanck through Futuronics Corporation and Trust created under the Will of Albert Blanck have been added only once to the total shares owned by officers and directors as a group.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Since June 30, 1992, various members of the immediate family and affiliates of Robert F. Tannenhauser have made available funds to the Company for the purpose of originating loans. In exchange for extending such loans, the Company paid interest to the person or entities funding such loans during Fiscal Years 1999, 1998, 1997 and 1996. For those periods, the Company incurred interest expense relating to such individuals in the aggregate amounts of $19,000, $17,000, $157,000, and $130,000, respectively. The maximum amounts outstanding for these loans during the periods in question were $1,077,000, $2,594,000, $2,594,000, and $2,108,000, respectively. Additionally, certain members and affiliates of Mr. Tannenhauser's family participated in the debenture offering placed by the Company during fiscal year 1998. During fiscal year 1999, interest expense and interest accrual relating to such individuals approximated $88,000 and $22,000, respectively, based upon the outstanding debenture of $950,000. Additionally, during Fiscal Year 1998, interest expense and interest accrual relating to such individuals totaled approximately $48,000 and $25,000, respectively, based upon outstanding debentures to said parties in the aggregate amount of $950,000.

          On November 11, 1997, the Company entered into an investment banking agreement with Josephthal & Co., Inc. ("Josephthal") pursuant to which the Company paid a $25,000 retainer to Josephthal and agreed to pay an additional $12,500 per month for three months commencing in January 1998. Thereafter the fee would be reduced to $5,000 per month. For the Fiscal Years ended June 30, 1999 and 1998, the Company paid Josephthal approximately, $27,000 and $85,000 in fees, respectively. In addition, the Company issued to Josephthal, pursuant to such Investment Banking Agreement, warrants to purchase 90,000 shares of the Common Stock of the Company. The initial exercise price for the warrants is $1.10 per share. Robert W. Wien, a director of the Company, is a Managing Director of Josephthal.

          The Company and Robert C. McGee, a former director and Vice-President of the Company and a current beneficial owner of greater than five percent of the Company's Common Stock are parties to an amended and restated employment agreement. Robert McGee's original Employment Agreement provided that he was to be employed as Vice President of the Company, a Managing Partner of Business Loan Center and President and Chief Executive Officer of BLC Network through January 15, 2001 at an annual gross salary of $200,000. Mr. McGee was also issued warrants to purchase 187,475 shares of Common Stock at an exercise price of $.60, all of which are exercisable immediately or at any time prior to November 5, 2000.

          Mr. McGee's Amended and Restated Employment Agreement provides that he shall be employed as BLC Network's, Senior Credit Advisor through January 15, 2001 at a gross annual salary of $175,000. The agreement further provides that should BLC-Network terminate Mary McGee's, his spouse, employment for other than cause or death or disability, then Mr. McGee's compensation shall be increased to $256,000 per year. In the event BLC-Network terminates Mary McGee's employment for cause or as a result of death or disability, then Mr. McGee's compensation shall be increased to $200,000 per annum. Furthermore, in the event BLC-Network reduces Mary McGee's salary below $81,000 per year, then Mr. McGee's salary will be increased by a like amount. Mr. McGee is also entitled to participate in all benefit plans established from time to time by the Company, BLC-Network, and Business Loan Center, Inc. on the same basis as all other executive employees. The agreement shall automatically renew for successive one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

          On April 1, 1997, the Company entered into an employment agreement with R. Matthew McGee, the son of Robert McGee, whereby Mr. McGee shall be employed as a consultant for BLC Capital Corp. through March 31, 2002 at an annual gross salary of $136,000, which has been increased to $195,000. Mr. McGee is entitled to participate in all plans established from time-to-time on the same basis as all other employees.

          For information on Peter Blanck, Kenneth Schwartz and Robert D'Loren, (See Item 11. Executive Compensation - Compensation Committee Interlock and Insider Participation).

Part IV
Item 14. Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K.

          (a)(1) and (2) Financial Statements and Financial Statement Schedules

REGISTRANT:

The following consolidated financial statements and schedules of BLC Financial Services, Inc. and subsidiaries, the notes thereto and the related report thereon of the independent auditors are filed pursuant to Item 8 of this Report:

                  Independent Auditors' Report............................F-2
                  Consolidated Balance Sheets at June 30, 1999 and 1998...F-3 Consolidated Statements of Income --
                    Years Ended June 30, 1999, 1998 and
                    1997..................................................F-4
                  Consolidated Statements of Changes in
                    Shareholders' Equity --Years ended
                    June 30, 1999, 1998 and 1997..........................F-5
                  Consolidated Statements of Cash Flows --
                    Years ended June 30, 1999, 1998 and
                    1997..................................................F-6
                  Notes to Consolidated Financial Statements..............F-7


   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore, have been omitted.

                  (a)(3) Exhibits Filed See Exhibit Index beginning on page 43 of this Report.

                  (b)     Reports on Form 8-K

                          The  Company  filed one Report on Form 8-K during the
                  fiscal year ending on June 30, 1999. On December 30, 1998, Business Loan Center, a wholly-owned subsidiary of the Company, successfully completed the securitization and sale of a portion of its unguaranteed SBA loan portfolio.

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

Date: September 27, 1999                    BLC FINANCIAL SERVICES, INC.
                                                             (Registrant)

                                            By: /s/ Robert F. Tannenhauser
                                                Robert F. Tannenhauser,
                                                President


                                            By: /s/ Jennifer M. Goldstein
                                                Jennifer M. Goldstein,
                                                Treasurer and Chief Financial
                                                Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                Title                        Date
---------------                    ---------------------           -------------
/s/ Robert F. Tannenhauser
Robert F. Tannenhauser                  Director            September 27, 1999

/s/ Peter D. Blanck
Peter D. Blanck                         Director            September 27, 1999

/s/ Robert D'Loren
Robert W.  D'Loren                      Director            September 27, 1999

/s/ Irwin E. Redlener
Irwin E. Redlener                       Director            September 27, 1999

/s/ Kenneth S. Schwartz
Kenneth S. Schwartz                     Director            September 27, 1999

/s/ Robert W. Wien
Robert W. Wien                          Director            September 27, 1999

/s/ Jerome Alenick
Jerome Alenick                          Director            September 27, 1999

EXHIBIT INDEX


Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------
Exhibit 1.3[15]     3.1  Amended and Restated  Certificate
                         of  Incorporation  of Registrant

Exhibit 1.4[15]     3.2  Amended and Restated By-Laws of  Registrant

Exhibit 1.5 [17]    3.3  By-Laws  of BLC  Financial Corporation

Exhibit 1.6 [17]    3.4  By-Laws  of  BLC  Commercial  Capital Corporation

*                   3.5  By-Laws of BLC Financial Corp. II

*                   3.6  By-Laws of BLC Real Estate Corp.

Exhibit 2.1[6]      4.1  Form  of  Common  Stock  Certificate  of Registrant

Exhibit 2.3[1]      4.2  Form  of  Warrant  Agreement  issued  by Registrant

Exhibit 2.6[8]      4.3  Form of 7% three-year  Unsecured   Convertible
                         Debenture issued by Registrant in connection with its 1994 Debenture-Unit Private Placement

Exhibit 2.8[8]      4.4  Form of Class B Warrant issue by Registrant in
                         connection with its 1994 Debenture-Unit  Private
                         Placement

Exhibit 2.13 [17]   4.5  Form of Warrant 1997-1

Exhibit 2.14 [17]   4.6  Form of Debenture 9 1/4 Convertible Subordinated
                         Note Due 2001

*                   4.7  Form of Debenture Note 9% Convertible Subordinated
                         Note Due 2001

Exhibit 2.5[6]     10.1  Form of Stock Option Agreement issued to certain
                         directors in August 1992

Exhibit 2.9[8]     10.2  Form of Warrant issued by Registrant  to Financial
                         Advisor

Exhibit 2.10[8]    10.3  Form of Warrant issued by Registrant in connection with its 1994 Common Stock-Unit  Private Placement

Exhibit 2.12[15]   10.4  1995 Employee Stock Purchase Plan

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------

Exhibit 2.15 [17] 10.5   Form of  Incentive  Stock  Option  Agreement

Exhibit 2.16[17]  10.6   Employment Agreement  between  Business  Loan Center
                         and Leonard  Rudolph dated May 4, 1998

Exhibit 3.2 [17]  10.7   Employment Agreement between Business Loan Center
                         and Jennifer Goldstein dated October 8, 1997

Exhibit  4.1[15]  10.8   Small  Business Administration Loan Guaranty Agreement
                         (Deferred  Participation) dated March 27,1997 between
                         BLC-New York and the United States Small  Business
                         Administration (SBA Form 750)

Exhibit 8.1b[15]  10.9   Lease Agreement dated July 31, 1997 by and between
                         The Equitable-Nissei Madison Co., as landlord, and
                         Business Loan Center, Inc.,  as tenant

Exhibit 9.1 [17] 10.10   Guarantee  Agreement  dated May 7, 1998 between  BLC
                         Financial   Services,   Inc.  and  Transamerica
                         Business  Credit Corporation

Exhibit  9.2 [17]10.11   Guarantee  Agreement  dated  March 25, 1998 between
                         BLC  Financial   Services,   Inc.  and  Transamerica
                         Business  Credit Corporation

Exhibit 10.1[9]  10.12   Revolving  Credit  Agreement dated as of 1994 between
                         BLC-Delaware,  Registrant,  Business Loan Center and
                         Sterling  National Bank & Trust  Company of New York

Exhibit  10.3[15]10.13   Amended and Restated Revolving Credit agreement
                         dated August 27, 1997 between BLC Financial Services,
                         Inc.,  Business Loan Center,  Inc. and Sterling
                         National Bank (f/k/a/  Sterling National Bank & Trust
                         Company of New York)

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------

Exhibit 10.4[15]   10.14  Revolving Credit Agreement dated August 27, 1997
                          between BLC Financial Services, Inc. and Sterling National Bank (f/k/a/ Sterling National Bank & Trust Company of New York)

Exhibit 10.5[15]   10.15  Confirmation Agreement by and among Robert F.
                          Tannenhauser in favor of Sterling National
                          Bank dated August 27, 1997

Exhibit 10.6[15]   10.16  Partial Assignment Agreement between Sterling National
                          Bank and Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 10.7 [17]  10.17  Loan Agreement between BLC Commercial Capital
                          Corporation as Borrower, BLC FinancialServices as parent and Transamerica Business Credit Corporation as lender dated May 7, 1998

Exhibit 10.8 [17]  10.18  Loan Agreement between Business Loan Center as
                          Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender dated March 25, 1998

Exhibit 10.9 [17]  10.19  First Amendment to Loan Agreement between Business
                          Loan Center as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender dated June 24, 1998

Exhibit 10.10 [17] 10.20  Pooling and Servicing Agreement between Marine Midland
                          Bank (Trustee) and Business Loan Center (Seller and Servicer) dated as of December 1,1997

Exhibit 10.11 [17] 10.21  Security Agreement between Business Loan Center and
                          Transamerica Business Credit Corporation as lender dated March 25, 1998

Exhibit 10.12 [17] 10.22  Security Agreement between BLC Commercial Capital
                          Corporation and Transamerica Business Credit
                          Corporation as lender dated May 7, 1998

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------
Exhibit 10.13 [17] 10.23 Revolving Credit Note between BLC Commercial Capital
                         Corporation and Transamerica Business Credit
                         Corporation dated May 7, 1998

Exhibit 10.14 [17] 10.24 Revolving Credit Note between Business Loan Center and Transamerica Business Credit Corporation dated March 25, 1998

Exhibit 10.15 [17] 10.25 Amendment  and Restated  Revolving  Credit Note between
                         Business Loan Center and Transamerica Business Credit Corporation (June 1998)

Exhibit 10.16 [17]10.26  Multi-Party Agreement between Business Loan Center,
                         Inc., BLC Financial Services, Inc.,Transamerica Business Credit Corporation, Colson Services Corp., and the United States Small Business Administration dated March 25, 1998

Exhibit 10.17 [17]10.27  Multi-Party Agreement Among Business Loan Center, Inc.,
                         Marine Midland Bank, Colson Services Corp., and the SBA dated December 1, 1997

Exhibit 10.18 [17]10.28  Business Loan Center SBA Loan-Backed Adjustable Rate
                         Certificates (Class A)

Exhibit 10.19 [17]10.29  Business Loan Center SBA Loan-Backed Adjustable Rate
                         Certificates (Class B)

Exhibit 10.20 [17]10.30  Business Loan Center SBA Loan Trust 1997-1 between
                         Business Loan Center, Inc. (Seller)and Marine Midland Bank (Borrower) dated December 1, 1997

Exhibit 11.1[9]   10.31  Security Agreement dated as of December 1994 between
                         BLC-Delaware, Registrant, Business Loan Center and Sterling National Bank & Trust Company of New York

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------
Exhibit 11.2[15]  10.32  Amendment NO.1 to Security Agreement between BLC-
                         Delaware, Registrant, Business Loan Center and Sterling National Bank (f/k/a Sterling National Bank & Trust Company of New York) dated August 27, 1997.

Exhibit 11.3[15]  10.33  Release among Sydney Yoskowitz and Sterling National
                         Bank dated August 27, 1997

Exhibit 12.1[9]   10.34  Multi-Party Agreement dated as of December 1994
                         (relating to SBA Loan Documentation and
                         Administration)

Exhibit 13.1[10]  10.35  Exchange Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and Southeastern 1st Financial Network, Inc.

Exhibit 14.1[10]  10.36  Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and Robert C. McGee

Exhibit 14.3[15]  10.37  Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and R. Matthew McGee dated April 1, 1997

Exhibit 14.4[10]  10.38  Employment Agreement between BLC Financial Network,
                         Inc., BLC Financial Services, Inc., and Mary D. McGee

Exhibit 14.5[10]  10.39  Employment Agreement between BLC Financial Services,
                         Inc., Business Loan Center, and Robert F. Tannenhauser

Exhibit 14.6[10]  10.40  Employment Agreement between Business Loan Center, and Eric D. Rosenfeld

Exhibit 15.1[10]  10.41  Warrant Certificate for Purchase of Common Stock

Exhibit 15.2[10]  10.42  Class A Warrant to Purchase Shares of Common Stock

Exhibit 15.3[10]  10.43  Class B Warrant to Purchase Shares of Common Stock

Exhibit 16.1[10]  10.44  Stock Purchase Agreement between BLC Financial
                         Services, Inc. and Robert C. McGee

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------
Exhibit 16.2[10]  10.45  Stock Purchase Agreement between R. Matthew McGee for 306,818 shares of Common Stock

Exhibit 16.3[10]  10.46  Stock Purchase Agreement between R. Matthew McGee for 380,139 shares of Common Stock

Exhibit 17.1[10]  10.47  Participation Agreement between Business Loan Center and GE Capital Small Business Finance Corporation

Exhibit 17.2[15]  10.48  Participation Agreement between Business Loan Center and GE Capital Small Business Finance Corporation - March 20, 1997

Exhibit 18.1[15]  10.49  Agreement between BLC Management Consulting Services,
                         Inc., Business Loan Center, Inc., and Business Loan Center dated February 3, 1997 (relating to the cessation of Business Loan Center, a New York general partnership as a small business lending company)

Exhibit 18.2[15]  10.50  Assignment and Assumption Agreement between Business
                         Loan Center, Inc. and Business Loan Center, a New York general partnership.

Exhibit 18.3[15]  10.51  Schedule of Assets and Liabilities (relating to
                         Assignment and Assumption Agreement between Business Loan Center, Inc. and Business Loan Center, a New York general partnership.

Exhibit 20.1[13]  10.52  Participation Agreement between Business Loan Center,
                         Inc., BLC Financial Services, Inc. and Transamerica Business Credit Corporation dated May 1, 1997.

Exhibit 20.2[13]  10.53  Security agreement between Business Loan Center, Inc.
                         and Transamerica Business Credit Corporation dated August 27, 1997

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------

Exhibit 20.3[15]  10.54  Guaranty Agreement between Business Loan Center, Inc.
                         and Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 20.4[15]  10.55  Restated and Amended Loan Agreement between Business
                         Loan Center, Inc., BLC Financial Services, Inc. and Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 20.5[15]  10.56  Trademark Security Agreement between  Business Loan
                         Center, Inc. and Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 20.6[15]  10.57  Revolving Credit Note between  Business Loan Center,
                         Inc. and Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 20.7[15]  10.58  Intercreditor Agreement between Transamerica Business
                         Credit Corporation and Sterling National Bank dated August 27, 1997

Exhibit 2.4[6]    10.59  Form of Letter to Unit  Holders  regarding Conversion of Debentures

Exhibit 23.1[6]   10.60  Service Mark Registration for "BUSINESS LOAN CENTER"

*                 10.61  Amendment to lease agreement dated January, 1999
                         between The Equitable-Nissei Madison Co., as landlord, and Business Loan Center, Inc., as tenant

*                 10.62  Lease Agreement dated August 28, 1998 by and between
                         International Mission Board of the Southern Baptist Convention and BLC Financial Network, Inc., as tenant

*                 10.63  9% Convertible subordinated Note Due 2003 Conversion
                         Price $3.50 per Share Series 1

*                 10.64  Addendum to Confidential Private Placement Memorandum
                         BLC Financial Services, Inc. 9% Convertible
                         Subordinated Note Due 2003

Incorporated by   Exhibit
Reference to      Number    Description
----------------- ------ ------------------------------------------------------

*                 10.65  Business Loan Center SBA Loan-Backed Adjustable Rate
                         Certificates, Series 1998-1 $24,316,729.85 Class A Certificate Confidential Placement Memorandum dated December 28, 1998

*                 10.66  Second Amendment to Loan Agreement between Business
                         Loan Center as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender, dated September, 1998

*                 10.67  Third Amendment to Loan Agreement between Business
                         Loan Center as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender, dated October, 1998

*                 10.68  Fourth Amendment to Loan Agreement between Business
                         Loan Center as Borrower, BLC Financial Services as parent and Transamerica Business Credit Corporation as lender, dated December, 1998.

*                 10.69  Pooling and Servicing Agreement between Marine Midland
                         Bank (Trustee) and Business Loan Center (Seller and Servicer) dated as of December 23, 1998

*                 10.70  Form of Subscription Agreement

Exhibit 21[15]    21     Amended List of Subsidiaries

Exhibit 22 [15]   27.1   EDGAR filing: Article 5 Financial Data Schedule

Exhibit 27 [17]   27.2   Financial Data Schedule

*                 27.3   EDGAR filing: Article 5 Financial Data Schedule

-----------------------
* Filed Herewith

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

[10] Registrant's  Current  Report  on Form 8-K  dated  February  5,  1996.

[11] Registrant's  Current Report on Form 8-K dated June 4, 1996.

[12] Registrant's Current Report on Form 8-K dated  September 17, 1996.

[13] Registrant's  Current Report on Form 8-K dated May 12, 1997.

[14] Registrant's Notice of Special Meeting (in Lieu of Annual Meeting) of
     Stockholders dated June 6, 1997.

[15] Registrant's  Annual Report on Form 10-K for the year ended June 30, 1997.

[16] Registrant's Current Report on Form 8-K dated December 30, 1997.

[17] Registrant's Annual Report on Form 10-K for the year ended June 30, 1998

[18] Registrant's Current Report on Form 8-K dated February 12, 1999

EXHIBIT 21

          The following is a list of the registrant's subsidiaries, other than subsidiaries that, if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary as of the end of the year covered by this report:

                                               Jurisdiction
                                                    of
Name of Subsidiary                            Incorporation

Business Loan Center, Inc.                        Delaware
BLC Commercial Capital Corporation                Florida
BLC Capital Corporation                           Delaware
BLC Financial Network, Inc.                       Delaware
BLC Financial Network of Florida, Inc.            Delaware
BLC Financial Network of Mid-America, Inc.        Kansas
Business Loan Center Financial Corporation        Delaware
Business Loan Center Financial Corporation II     Delaware
Business Loan Center Real Estate Corporation      Delaware

---------------------

                          BLC FINANCIAL SERVICES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

BLC FINANCIAL SERVICES, INC.

Contents
                                                                 Page

Consolidated Financial Statements

   Independent auditors' report                                  F-2

   Balance sheets                                                F-3

   Statements of income                                          F-4

   Statements of changes in shareholders' equity                 F-5

   Statements of cash flows                                      F-6

   Notes to financial statements                                 F-7

                [LETTERHEAD OF RICHARD A EISNER & COMPANY, LLP]


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
BLC Financial Services, Inc.


We have audited the  accompanying  consolidated  balance sheets of BLC Financial
Services, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of BLC Financial
Services, Inc. and subsidiaries as of June 30, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended June 30, 1999, in conformity with generally accepted accounting principles.




/s/Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

Florham Park, New Jersey
August 27, 1999

BLC FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

                                                                  June 30,
                                                        1999                1998
ASSETS
-------

Loans receivable - net                           $21,936,000         $22,040,000
Loans held for sale                                8,922,000           7,160,000
Cash                                               4,229,000           1,730,000
Restricted cash                                    1,728,000           1,768,000
Accounts receivable - loans sold                   8,982,000           8,252,000
Accounts and other receivables                     2,681,000           1,006,000
Prepaid expenses                                     464,000             302,000
Leasehold improvements, furniture and equipment,
net of accumulated depreciation of $571,000
in 1999; $342,000 in 1998                          1,207,000             742,000
Servicing assets                                   4,761,000           3,270,000
Residual interests                                10,877,000           5,057,000
Deferred income taxes                              1,000,000             991,000
Security deposits                                    131,000             131,000
Deferred financing costs, net of accumulated
amortization of $774,000 in
1999; $415,000 in 1998                               669,000             832,000
Other assets                                         450,000
                                                   ----------       ------------
                                                 $ 68,037,000       $ 53,281,000
                                                 ============       ============
LIABILITIES
------------

Advances under credit facilities                   $39,488,000      $32,541,000
Accounts payable and accrued expenses                  643,000        1,163,000
Due to participants                                  1,640,000          264,000
Allowance for estimated future
   losses on loans sold                                 77,000          466,000
Notes payable                                          120,000           46,000
Debentures                                           4,725,000        3,328,000
Customer deposits                                    2,197,000        1,204,000
                                                    ----------       -----------
 Total liabilities                                  48,890,000       39,012,000
                                                   ===========       ===========

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
-------------------------

Preferred stock, $.10 par value:
Authorized - 2,000,000 shares, issued and
outstanding - none
Common stock, $.01 par value:
Authorized - 20,288,875 shares, issued and
outstanding in 1999 and 19,778,449 in 1998            202,000           197,000
Additional paid-in capital                         12,659,000        10,840,000
Retained earnings                                   5,865,000         2,762,000
Accumulated other comprehensive income -
unrealized gain on residual interests
(net of income taxes of $305,000 in 1999;
$341,000 in  1998)                                    421,000           470,000
                                                  ------------       -----------
Total shareholders' equity                         19,147,000        14,269,000
                                                  ------------       -----------
                                                  $68,037,000       $53,281,000
                                                  ============      ===========



See notes to financial statements



Consolidated Statements of Income
Year Ended June 30,

                                                          1999          1998         1997


Revenues:

Interest income                                    $ 3,550,000   $ 2,439,000   $1,666,000

Gain on sale of loans                               11,868,000    10,583,000    4,333,000

Service fee income                                   2,355,000     1,150,000      800,000

Miscellaneous                                        1,649,000     1,557,000      369,000
                                                   -----------   -----------   ----------
                                                    19,422,000    15,729,000    7,168,000
                                                   -----------   -----------   ----------

Expenses:

Operating costs                                      8,636,000     6,481,000    3,249,000

General and administrative                           2,746,000     1,753,000    1,267,000

Interest                                             2,886,000     2,158,000      975,000

Equity of minority interest in income of
subsidiary                                                                          2,000
                                                     -----------   -----------  ----------
                                                      14,268,000    10,392,000  5,493,000
                                                     -----------   -----------  ----------

Income before provision (benefit)
for income taxes
and extraordinary item                                 5,154,000     5,337,000   1,675,000

Provision (benefit) for income taxes                   2,051,000     2,111,000     (27,000)
                                                     -----------   -----------   -----------
Income before extraordinary item                       3,103,000     3,226,000    1,702,000
                                                                                 -----------
Extraordinary gain - forgiveness of debt
  (net of income taxes of $27,000)                                                  245,000
                                                     -----------   -----------   -----------
Net income                                         $   3,103,000     3,226,000   $1,947,000
-----------                                         ============   ============  ===========



Basic:

Income before extraordinary item                       $.16            $.18               $.10

Extraordinary item                                                                        $.01

Net income                                             $.16            $.18               $.11

Diluted:

Income before extraordinary item                       $.14            $.15               $.10

Extraordinary item                                                                        $.01

Net income                                             $.14            $.15               $.11

See notes to financial statements

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders' Equity


                             Common Stock                        Retained      Accumulated
                        ----------------------      Additional   Earnings       Other
                         Number                      Paid-in   (Accumulated    Comprehensive Comprehensive
                        of Shares       Amount        Capital      Deficit)       Income       Income         Total
                        -----------     --------- ------------- ------------- -------------- ------------  -------------



Balance, June 30,
     1996                 16,882,052    $169,000   $6,843,000   $(2,411,000)                              $4,601,000
Exercise of
 warrants                    459,191       4,000      174,000                                                178,000
Net income                                                        1,947,000                 $1,947,000     1,947,000
Pre-confirmation net
 operating loss
 utilization                                          374,000                                                374,000
Change in unrealized
 gain on residual
 interests, net
 of income
 tax effect                                                                      $90,000        90,000        90,000
                         -----------   ----------   -----------   ----------   ----------- ------------   ------------

Balance, June 30, 1997    17,341,243     173,000    7,391,000     (464,000)       90,000    $2,037,000     7,190,000
                                                                                          ============

Exercise of warrants
and options                2,437,206      24,000    1,264,000                                              1,288,000

Net income                                                       3,226,000                  $3,226,000     3,226,000

Pre-confirmation
 net operating loss
 utilization                                        1,996,000                                              1,996,000

Issuance of warrants
 in connection
 with professional
 services rendered                                    189,000                                                189,000

Change in unrealized
 gain on residual
 interests, net of
 income tax effect                                                                380,000     380,000        380,000
                         ------------ ------------ ------------ -------------    ---------  -----------   -----------

Balance, June 30, 1998    19,778,449    197,000    10,840,000    2,762,000        470,000  $3,606,000     14,269,000
                                                                                           ============
Exercise of warrants
  and options                510,426      5,000       286,000                                                291,000
Net income                                                       3,103,000                 $3,103,000      3,103,000
Pre-confirmation net
 operating loss
 utilization                                        1,533,000                                              1,533,000
Change in unrealized
  gain on residual
  interests, net of
  income tax effect                                                              (49,000)     (49,000)       (49,000)
                         -------------  ---------   ------------ -----------    ----------   ----------- ------------

Balance, June 30,1999     20,288,875    $202,000   $ 12,659,000  $ 5,865,000   $ 421,000     $3,054,000  $19,147,000
                         =============  =========   ============  ===========   ==========   =========== ============

See notes to financial statements

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

                                                                                                 Year Ended June 30,
                                                                           -----------------------------------------
                                                                              1999          1998          1997
                                                                             --------    -----------     -----------
Cash flows from operating activities:

Income before extraordinary item                                        $  3,103,000    $  3,226,000    $ 1,702,000
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
 Depreciation                                                                233,000         131,000         69,000
 Minority interest in income of subsidiary                                                                    2,000
  Amortization                                                             1,047,000         782,000        217,000
  Provisions for credit losses                                               398,000         190,000         74,000
 Deferred income tax expense (benefit)                                     1,560,000       1,711,000       (333,000)
 Issuance of warrants in connection with professional services
  rendered                                                                                   189,000
 Loans held for sale originated                                          (16,999,000)    (21,914,000)    (1,079,000)
  Sales of loans held for sale                                            15,237,000      15,863,000      2,294,000
  Changes in:
  Restricted cash                                                             40,000      (1,768,000)
  Accounts receivable - loans sold                                          (730,000)     (5,005,000)    (3,247,000)
  Accounts and other receivables                                          (1,675,000)       (724,000)       (23,000)
 Prepaid expenses                                                           (162,000)        (84,000)      (218,000)
 Deferred financing costs                                                   (196,000)       (920,000)      (250,000)
 Accrued expenses                                                           (520,000)        741,000         34,000
 Due to participants                                                       1,376,000        (260,000)       524,000
 Security deposits                                                                          (128,000)        19,000
  Customer deposits                                                          993,000         873,000         65,000
                                                                        ------------    ------------    -----------
  Net cash provided by (used in) operating activities                      3,705,000      (7,097,000)      (150,000)

Cash flows from investing activities:
 Loans originated                                                        (28,758,000)    (26,496,000)    (10,996,000)
  Principal collections and sales of
  loans receivable                                                        18,480,000       8,937,000       5,037,000
 Payments on residual interests                                            1,061,000         429,000          15,000
 Acquisition of equipment                                                  (698,000)       (529,000)       (254,000)
  Purchase of minority interest in
  subsidiary                                                                                               (380,000)
                                                                         ------------    ------------    ------------
Net cash used in investing
 activities                                                               (9,915,000)    (17,659,000)     (6,578,000)
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
Net borrowings under lines of credit                                       6,947,000      23,921,000       5,066,000
Net proceeds from notes payable                                              620,000
Proceeds from issuance of debentures                                         922,000       2,978,000
Proceeds from exercise of
 warrants and options                                                        286,000       1,288,000         178,000
Proceeds from issuance of common stock                                         5,000
Principal payments on debentures                                             (25,000)
 Due to affiliates                                                                        (2,394,000)      1,966,000
Principal payments on notes payable                                          (46,000)       (110,000)       (172,000)
                                                                         ------------    ------------    ------------
          Net cash provided by
          financing activities                                              8,709,000      25,683,000       7,038,000
                                                                          ------------    ------------    ------------

Net increase in cash                                                        2,499,000         927,000         310,000
Cash at beginning of year                                                   1,730,000         803,000         493,000
                                                                          ------------    ------------    ------------
Cash at end of year                                                      $  4,229,000    $  1,730,000    $    803,000
                                                                          ============    ============    ============
Supplemental disclosures of
cash flow information:

Cash paid for:

Interest                                                                 $  2,899,000    $  1,950,000    $    961,000
Income taxes                                                             $  1,011,000    $    175,000    $    438,000


See notes to financial statements


BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and preparation:

The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company"); its corporate subsidiaries and prior to February 1997, a general partnership (the "Partnership") after elimination of all significant intercompany accounts and transactions. On September 16, 1996, a wholly-owned subsidiary of the Company purchased the minority interest of the Partnership for $380,000. Prior to September 16, 1996, the Company owned 88% of the Partnership. In February 1997, the assets and liabilities of the Partnership were transferred into a wholly-owned subsidiary of the Company.

Business operations:

The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture Rural Business - Cooperative Business and Industry Guaranteed Loan Program ("B&I"). The Company sells the SBA and B&I guaranteed portion of the loan in the secondary market, without recourse, at a premium, and sells the majority of the remaining SBA unguaranteed portions either as loan sales or securitizations. These sales may be with limited recourse, full recourse or no recourse.

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

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for loans and revenue recognition: (continued)

The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent, categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Contractual interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

Credit losses:

The adequacy of the allowances for credit losses on loans receivable and loans sold with recourse are determined through a quarterly review of outstanding loans, commitments to extend credit and the outstanding loans sold with recourse. The impact of economic conditions on the creditworthiness of the borrowers is given consideration, as well as credit loss experience, changes in the composition and volume of the loan portfolio, and management's assessment of the risk inherent in the loan portfolio. These and other factors are used in assessing the overall adequacy of the allowance for credit losses and the resulting provision for credit losses.

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

Residual interests:

In accordance with FAS 125, effective January 1, 1997, the Company, upon sale of loans recognizes a residual interest. The residual interest represents the estimated discounted cash flow of the differential between the total interest to be earned on the loans sold and the sum of the interest to be paid to the participants and the contractual servicing fee.

The fair value of the residual interest is determined based on various economic factors including loan size, dates of origination, terms and geographic locations. The Company also used other available information such as reports on historical average loan maturity as compared to the contractual loan maturity. The Company reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the residual interest. As of June 30, 1999, the average loan prepayment, estimated loan loss and cash flow discount rate assumptions are 18%, 1% and 9-3/4%, respectively.

The residual interests are accounted for as available-for-sale securities and are stated at estimated fair value. Unrealized gains and losses, net of the income tax effect, have been included in total accumulated other comprehensive income.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Servicing assets:

Servicing assets arise from the sale of fractional interests of loans. Servicing assets represent the estimated present value of the differential between the contractual servicing fee and the Company's normal servicing cost. These capitalized amounts are amortized over the estimated average life of the loans in each pool sold. The Company reviews the carrying amount of each pool for possible impairment. If the estimated present value of the future servicing income is less than the carrying amount, the Company recognizes an impairment loss and reduces future amortization accordingly. Management has determined that the primary risk characteristics for the servicing pools are the type of loan and the year of origination.

Leasehold improvements, furniture and equipment:

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years, which approximates the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or its economic life.

Comprehensive income:

During the year ended June 30, 1999, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting comprehensive income (net income plus all other changes in net assets from nonownership sources) and its components in the financial statements.

Per share information:

Basic earnings per share ("EPS") is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income, plus the after tax effect of the interest expense on the convertible debentures, by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the exercise of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the basic and diluted EPS for the years ended June 30, 1999, 1998 and 1997.

                                1 9 9 9                         1 9 9 8                            1 9 9 7
                       ---------------------------     ------------------------------   -----------------------------
                    Income                             Income                           Income
                    before                             Before                           Before
                    Extra-     Weighted                Extra-     Weighted              Extra-    Weighted
                    ordinary   Average    Per Share    ordinary   Average   Per Share   ordinary   Average   Per Share
                    Item       Shares     Amount       Item       Shares    Amount      Item       Shares    Amount

Income before
extraordinary
 item            $ 3,103,000                           $3,226,000                      $1,702,000
                 ===========                           ==========                      ==========
Basic EPS
 Income before
 extraordinary
 item available
 to common
 stockholders     $ 3,103,000   20,017,158   $.16     $ 3,226,000  18,287,002   $.18   $1,702,000  17,317,428   $.10
                                             ====                               ====                            ====
Effect of
 dilutive
 stock
 options and
 warrants                        2,613,168                          2,306,048                         915,429

Effect of
convertible
debentures            195,000     1,747,962                91,000     831,025
                     ---------  -----------              ---------  -----------       ----------- -----------

Diluted EPS
Income before
 extraordinary
 item available
 to common
 stockholders     $ 3,298,000    24,378,288   $.14      $3,317,000 21,424,075   $.15   $ 1,702,000   18,232,857  $.10
                 ============   ===========   ========= =========== =========== =====   ===========   ==========  ====


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

Stock-based compensation:

Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


NOTE 2. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The loans receivable are principally long-term business loans, with initial terms ranging from 7 to 25 years, made to qualifying small businesses. The loans have variable interest rates which adjust based upon the prime rate.

As of June 30, 1999 and 1998, loans receivable - net consisted of:

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998
                                                   1999                1998
                                             ----------------    ---------------
Loans receivable                               $ 23,860,000        $ 23,829,000
Less:
Deferred income                                  (1,010,000)         (1,148,000)
Allowance for credit losses                        (914,000)           (641,000)
                                               ------------        ------------
Net loans receivable                           $ 21,936,000        $ 22,040,000
                                               ============        ============


As of June 30, 1999, contractual maturities of loans receivable for each of the next five years were as follows:

           Year Ending
             June 30,
-------------------------------
              2000                                $     617,000
              2001                                      684,000
              2002                                      759,000
              2003                                      843,000
              2004                                      935,000


As of June 30, 1999 and 1998, the impaired loan portfolio totaled $1,673,000 and $1,809,000, respectively, for which specific allocations to the allowance for credit losses aggregated $382,000 and $309,000 respectively. The average balance of the impaired loan portfolio for the year ended June 30, 1999 and 1998 approximated $1,741,000 and $1,589,000, respectively. The Company did not recognize any interest income on its impaired loan portfolio during the years ended June 30, 1999, 1998 and 1997.

Changes in the allowance for credit losses for the three years ended June 30, 1999 were as follows:

           Balance as of June 30, 1996             $   1,230,000
           Provision for credit losses                    83,000
           Loans charged off                            (412,000)
                                                   -------------
           Balance as of June 30, 1997                   901,000
           Benefit for credit losses                    (177,000)
           Loans charged off                             (83,000)
                                                   -------------
           Balance as of June 30, 1998                   641,000
           Provision for credit losses                   787,000
           Loans charged off                            (514,000)
                                                   -------------

           Balance as of June 30, 1999             $     914,000
                                                   =============

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998

NOTE 3. SERVICING ASSETS AND RESIDUAL INTERESTS

Changes in servicing assets and residual interests for the three years ended June 30, 1999 are as follows:

                                                  Servicing            Residual
                                                  Assets               Interests
                                                  -----------         ----------

Balance June 30,1996                               $ 1,479,000
Assets originating from loan sales                     684,000       $   867,000
Amortization                                          (191,000)
Principal payments                                                      (15,000)
Change in market value                                                   100,000
                                                   -----------       -----------
Balance, June 30, 1997                               1,972,000           952,000
Assets originating from loan sales                   1,712,000         3,823,000
Amortization                                          (414,000)
Principal payments                                                      (429,000)
Change in market value                                                   711,000
                                                   -----------       -----------
Balance, June 30, 1998                               3,270,000         5,057,000
Assets originating from loan sales                   2,299,000         6,965,000
Amortization                                          (808,000)
Principal payments                                                    (1,061,000)
Change in market value                                                   (84,000)
                                                   -----------       -----------

Balance, June 30, 1999                             $ 4,761,000       $10,877,000
                                                   ===========       ===========

As of June 30, 1999, the net unrealized gains related to residual interests was $726,000.


NOTE 4. FINANCING

As of June 30, 1999, the Company had $65,000,000 in revolving credit facilities. The facilities are collateralized by loans receivable, loans held for sale and accounts receivable - loans sold and the interest rates range from the LIBOR rate plus 2% to the prime plus 1%. The facilities expire between May 2000 and August 2001 and include covenants requiring the company to, among other matters, maintain minimum tangible net worth.

As of June 30, 1999, the Company had a note payable of $120,000. The note bears interest at the prime rate and had an original maturity date of August 1999. The maturity date has been extended to August 2000.

Debentures aggregating $3,303,000 as of June 30, 1999 and $3,328,000 as of June 30, 1998 bear interest at 9-1/4% per annum, mature November 2001 and are convertible respectively into 1,649,549 and 1,662,049 shares of the Company's common stock. Debentures aggregating $1,422,000 as of June 30, 1999 bear interest at 9% per annum, mature February 2003 and are convertible into 406,286 shares of the Company's common stock. Additionally, they are subordinated to the revolving lines of credit. During 1999, a note holder exchanged a $500,000 note payable for a $500,000 debenture payable. During 1998, $150,000 of the subordinated advances and $200,000 of amounts due to affiliates were converted into $350,000 of debentures.

As of June 30,1998, the Company had a note payable of $46,000, which was paid in full during 1999.

The principal payments on the debentures of $3,303,000 and $1,422,000 are due during the years ending June 30, 2002 and June 30, 2003, respectively.


NOTE 5. INCOME TAXES

The significant components of the Company's deferred income tax assets and liabilities as of June 30, 1999 and 1998 are as follows:

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


                                                       1999            1998
                                                  -------------- ---------------
Deferred income tax assets:

Net operating losses                                 $ 1,305,000    $ 2,056,000
Allowance for credit losses                              382,000        428,000
Loan discount                                            390,000        398,000
Alternative minimum tax credit carryforward              220,000        140,000
                                                    ------------    ------------
                                                       2,297,000      3,022,000
Deferred income tax liability; unrealized gain
on residual interest                                    (305,000)      (341,000)
Valuation allowance                                     (992,000)    (1,690,000)
                                                     -----------    -----------
Net deferred income tax asset                        $ 1,000,000    $   991,000
                                                     ===========    ===========


The valuation allowance represents the unutilized tax benefit of the pre confirmation net operating losses.

The significant components of the provision (benefit) for income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                                        1999          1998         1997
                                                  -------------- -------------- --------------

Current:

Federal                                             $    98,000    $   123,000    $  20,000
State                                                   393,000        277,000      286,000
                                                     ----------       --------     --------
Total current taxes                                     491,000        400,000      306,000
Deferred:                                            ----------       --------     --------
Federal, including utilization of preconfirmation
net operating losses credited to additional
paid-in capital                                       2,248,000      3,572,000      336,000
State                                                    10,000        (22,000)    (101,000)
Change in valuation allowance                          (698,000)    (1,839,000)    (568,000)
                                                      ---------     ----------- ------------
Total deferred taxes                                  1,560,000      1,711,000     (333,000)
                                                      ---------     ----------- ------------
Provision (benefit) for income taxes                $ 2,051,000    $ 2,111,000    $ (27,000)
                                                     ==========    ===========    ==========

The difference between the statutory federal income tax rate on the Company's income before income taxes and extraordinary item and the Company's effective income tax rate for the years ended June 1999, 1998 and 1997 is summarized as follows:

                                                  1999       1998    1997
                                             ----------   --------  -------
Statutory federal income tax rate              34.0%      34.0%     34.0%
State income tax, net of federal benefit        5.2        4.8%      5.2
Reduction in valuation allowance                                   (33.9)
Miscellaneous                                   0.6        0.8      (6.9)
                                              ------     ------    ------
Effective income tax rate                      39.8%      39.6%     (1.6)%
                                              ======     ======    ======

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998

NOTE 5. INCOME TAXES (CONTINUED)

As of June 30, 1999, the Company has net operating loss carryforwards ("NOL") for income tax purposes expiring as follows:

                Year Ending
                  June 30,
               -------------
                   2000                            $  1,568,000
                   2001                                 225,000
                   2002                               1,127,000
                   2003                                 124,000
                   2004                                 124,000
                   2005                                 546,000
                   2006                                 125,000
                                                  -------------
                                                  $   3,839,000
                                                  -------------

NOL's amounting to $2,920,000 relate to losses incurred prior to confirmation of the Company's plan of reorganization in 1987. The tax benefit realized upon utilization of such carryforwards will be credited to additional paid-in capital.

Note 6. Stock Options and Warrants

The Company has stock option plans (the "Plans") for directors, officers and employees which provide for the grant of nonqualified and incentive stock options. The Board of Directors determines the exercise price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from October 1999 through June 2005.

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

                                                  Year Ended June 30,
                                         1999            1998            1997
                                        ---------------------------------------
Pro forma income before
extraordinary item              $   2,938,000   $   3,164,000   $   1,661,000
Pro forma earnings per share:
Basic                                0.15             0.17            0.10
Diluted                              0.12             0.15            0.09

The fair value of each option granted in 1999, 1998 and 1997 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 40%, risk free interest rates ranging from 4.58% to 6.37% and expected lives ranging from 3 years to 10 years. The average fair value of options granted during 1999, 1998 and 1997 were $1.07, $1.00 and $.27, respectively.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998

NOTE 6. STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes stock option transactions under the Plans:


                                                       Year Ended June 30,
                    ----------------------------------------------------------------------------------------
                                1999                          1998                     1997
                    ----------------------------------------------------------------------------------------
                                             Weighted                Weighted                  Weighted
                                             Average                  Average                   Average
                               Shares        Exercise                Exercise    Shares        Exercise
                                             Price        Shares       Price                    Price
                    -----------------   -------------- -------------- -----------------   ------------------
Outstanding options at the
 beginning of year            2,831,975     $1.04      1,922,475    $ 0.57      1,947,475    $ 0.56
Options granted (a)           1,049,042      2.84      1,332,000      1.54        150,000      0.62
Options exercised              (35,000)       .59       (422,500)     0.50       (140,000)     0.50
Options expired or
 canceled (a)                  355,000)      3.47                                 (35,000)     0.50
Outstanding options at the     ---------               ----------               -----------
 end of year                  3,491,017     $1.34      2,831,975    $ 1.04      1,922,475    $ 0.57
                              =========               ===========               ===========  --------
----------------------------------

(a) Includes options on 270,000 shares repriced in January 1999. The original exercise prices ranged from $4.18 to $4.81 and were repriced at $3.25.

The following table summarizes information about the Plans' outstanding options as of June 30, 1999:

                         Options Outstanding                               Options Exercisable
                 ------------------------------------                 ------------------------
                                   Weighted
                                    Average       Weighted                                     Weighted
                                   Remaining       Average                                     Average
 Range of             Number        Contractual    Exercise            Number                  Exercise
 Exercise Price    Outstanding   Life (in Years)   Price              Exercisable              Price
 ----------------  ----------- ------------------ ----------        -------------            -----------
$0.50 - $0.90        2,446,975       2.10         $ .69               1,652,375                $ 0.64
$1.47 - $3.63        1,044,042       4.10          2.85                 239,000                  2.33


As of June 30, 1999, 1998 and 1997, respectively, 673,500, 1,075,500 and 625,000 shares were available for grant under the Plans.

As of June 30, 1999, the Company had outstanding warrants to purchase 1,101,957 shares of common stock at prices ranging from $0.65 to $1.85. These warrants expire from November 2000 through December 2002.

As of June 30, 1999, 6,624,718 shares have been reserved for the exercise of warrants, stock options and conversion of debentures.

During the year ended June 30, 1998, the Company issued warrants to purchase 415,000 shares of common stock in connection with professional services rendered. The fair value of each warrant granted in 1998 has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 40%, risk free interest rate of 5.5% and expected lives ranging from 3 to 5 years.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998

NOTE 7. COMMITMENTS

Lease commitments:

The Company has entered into operating leases for office space expiring through May 2009. Minimum future rental payments under these leases are as follows:

          Year Ending
           June 30,
      ------------------
             2000                                      $   681,000
             2001                                          713,000
             2002                                          558,000
             2003                                          575,000
             2004                                          559,000
             Thereafter                                  2,553,000
                                                       ------------
                                                        $5,639,000
                                                       ============

Rent expense for the years ended June 30, 1999, 1998 and 1997 aggregated $481,000, $294,000 and $109,000, respectively.


NOTE 8. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS:

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

The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                        June 30, 1999                June 30, 1998
                                   Carrying Value  Fair Value   Carrying Value Fair Value
                                 -----------------------------  --------------------------
Cash                                     $ 4,229,000   $ 4,229,000   $ 1,730,000   $ 1,730,000
Loans held for sale                        8,922,000     9,725,000     7,160,000     7,876,000
Servicing assets and residual interest    15,638,000    15,979,000     8,327,000     8,952,000
Loans receivable                          23,860,000    24,573,000    23,829,000    24,491,000
Accounts receivable                        8,982,000     8,982,000     8,252,000     8,252,000
Notes payable                             39,608,000    39,608,000    32,587,000    32,587,000
Debentures                                 4,725,000     4,725,000     3,328,000     5,402,000

Note 8. Financial Instruments, Credit Risk Concentration and Other Matters (continued)

The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments, are as follows:

Cash:

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998


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

Notes payable:

Since these are primarily variable rate and short-term, the carrying amounts approximate fair value.

Debentures:

The fair value of the debentures is based upon the greater of market value of the underlying common stock into which the debentures are convertible or the effect of the difference between a market rate of interest and the stated fixed rate of interest.

Loan commitments:

Typically, the Company does not charge fees for commitments to originate loans, additionally, since the loans are variable rate, changes in interest rates do not affect their fair value. Accordingly, the off-balance sheet instruments have no estimated fair value.

Off-balance sheet financial instruments and concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable. The Company maintains its cash in highly rated financial institutions. As of June 30, 1999, the Company had bank deposits exceeding Federally insured limits by approximately $5,654,000. The Company originates loans to a large number of customers in diverse commercial entities and states.

In the normal course of business, the Company enters into commitments to extend credit. The Company uses the same credit policies in making commitments as it does for loans receivable reflected on the balance sheet. As of June 30, 1999, the Company's commitments to extend credit aggregated $148,363,000. However, $112,781,000 of the commitments are SBA and B&I guaranteed loans which the Company intends to sell in the secondary market.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 1999 and 1998

NOTE 8. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS (CONTINUED)

As of June 30, 1999, the outstanding balance of loans sold with limited or unlimited recourse aggregated $39,975,000. The Company's maximum exposure under the recourse provisions is $9,846,000. The Company lends to diverse industries primarily in the eastern United States. As of June 30, 1999, the lodging and restaurant industries represented approximately 27% and 11% of the Company's loans receivable, respectively.

Concentrations:

During the year ended June 30, 1999, no loan production company accounted for more than 8% of loan originations. During the years ended June 30, 1998 and 1997, two loan production companies accounted for 24% and 29% of the Company's loan originations, respectively. During the years ended June 30,1999, 1998 and 1997, 75% of the guaranteed loans were sold to three securities dealers, 83% were sold to four securities dealers and 78% were sold to one securities dealer, respectively.


Note 9. Related Parties Transactions

During the years ended June 30, 1999, 1998 and 1997, the maximum amount of outstanding short-term loans payable to family members of an officer/shareholder aggregated $1,077,000, $2,594,000 and $2,594,000, respectively. As of June 30,
1999 and 1998, no loans to the family members were outstanding. Interest expense on these loans aggregated $19,000, $17,000 and $157,000 in the years ended June 30, 1999, 1998 and 1997, respectively.

Family members of an officer/shareholder purchased $950,000 of the debentures issued in 1998. For the year ended June 30, 1999 and 1998, interest expense on these debentures aggregated $88,000 and $48,000, respectively.


Note 10. Employee Benefit Plan

The Company maintains a contributory employee savings plan for substantially all its employees, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Pursuant to the terms of the plan, participants can defer a portion of their income through contributions to the plan.