Form 10-Q
period 1999-09-30
BLC FINANCIAL SERVICES INC
filed 1999-11-15
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549







                                   Form 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                        Commission file number 001-14065

                          BLC FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------

              Delaware                                        75-1430406
-------------------------------------------------------------------------------
(State of other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

645 Madison Avenue, 19th Floor , New York, New York          10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         212-751-5626

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   |X|          No   |_|



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at September 30, 1999
       ----------------------             ------------------------------------
   Common stock $.01 par value                          20,288,875

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

         This Form 10Q may contain forward-looking statements which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Please refer to the "Risk Factors" setforth in the Company's Form 10K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999. Actual results and the timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these and other factors.

PART I -     FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   September 30,     June 30,
                                                                        1999           1999

ASSETS


Loans receivable, net                                                $30,697,000   $21,936,000
Loans held for sale                                                   11,115,000     8,922,000
Cash                                                                   2,439,000     4,229,000
Cash - restricted                                                      2,111,000     1,728,000
Accounts receivables - loans sold                                      6,444,000     8,982,000
Accounts and other receivables                                         1,609,000     2,681,000
Prepaid expenses and deposits                                            645,000       464,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                     1,340,000     1,207,000
Servicing assets                                                       5,089,000     4,761,000
Residual interests                                                    11,122,000    10,877,000
Deferred income taxes                                                    982,000     1,000,000
Security Deposit                                                         144,000       131,000
Deferred financing costs, net of
   accumulated amortization                                              767,000       669,000
Other Assets                                                             604,000       450,000
                                                                     -----------  ------------
          TOTAL ASSETS                                               $75,108,000   $68,037,000
                                                                     ===========  ============

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES
Advances under credit facilities                                     $44,576,000   $39,488,000
Accounts payable & accrued expenses                                      795,000       643,000
Due to participants                                                    1,796,000     1,640,000
Allowance for estimated future losses on loans sold                       83,000        77,000
Debentures                                                             5,387,000     4,725,000
Notes Payable                                                             95,000       120,000
Customer deposits                                                      2,483,000     2,197,000
                                                                    ------------  ------------
Total liabilities                                                     55,215,000    48,890,000
                                                                    ============  ============

SHAREHOLDERS' EQUITY

   Preferred Stock, $.10 par value:
      Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      20,288,875 and 20,288,875 respectively                             202,000       202,000
   Additional paid in capital                                         12,906,000    12,659,000
   Retained earnings                                                   6,337,000     5,865,000
   Accumulated other comprehensive income                                448,000       421,000
                                                                    ------------   -----------
          Total shareholders' equity                                  19,893,000    19,147,000
                                                                    ------------   -----------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $75,108,000   $68,037,000
                                                                    ============   ===========

   The accompanying notes are an integral part of these financial statements.

PART I -      FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                                    For the three months ended
                                                                         September 30, 1999

                                                                    1999             1998           1997

REVENUES:

   Gain on sale of loans                                   $   2,119,000    $   2,671,000    $ 1,400,000
   Interest income                                             1,132,000        1,010,000        491,000
   Service fee income                                            685,000          420,000        247,000
   Miscellaneous                                                 577,000          525,000        243,000
                                                            ------------        ---------      ---------
          Total revenues                                       4,513,000        4,626,000      2,381,000
                                                            ------------        ---------      ---------

EXPENSES:
   Operating costs                                             2,102,000        2,091,000      1,283,000
   General and administrative                                    775,000          722,000        367,000
   Interest                                                      854,000          836,000        355,000
                                                            ------------        ---------      ---------
          Total expenses                                       3,731,000        3,649,000      2,005,000
                                                            ------------        ---------      ---------


Income before provision for income taxes                         782,000          977,000        376,000

Provision for income taxes                                       310,000          410,000        151,000
                                                            ------------        -----------    ----------

NET INCOME                                                  $    472,000    $     567,000    $   225,000
                                                            =============================================

NET INCOME PER COMMON SHARE
   Earnings per share, basic                                $       0.02    $        0.03    $      0.01


   Earnings per share, diluted                              $       0.02    $        0.03    $      0.01



Weighted average number of common shares                      20,288,875       19,856,304     17,341,243
                                                            ---------------------------------------------
Weighted average number of common shares
   and dilutive securities outstanding                        24,188,438       24,430,814     18,701,278
                                                            ---------------------------------------------


The accompanying notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENTS


                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   (Unaudited)



                             Common Stock                                      Accumulated
                         ----------------------     Additional                    Other
                         Number                       Paid-in     Retained    Comprehensive   Comprehensive
                        of Shares       Amount        Capital     Earnings        Income          Income          Total
                        -----------     --------- ------------- ------------- --------------   ------------    -------------



Balance, June 30,1999    20,288,875    $ 202,000   $ 12,659,000    $5,865,000   $   421,000                    $ 19,147,000

For the three months
 ended September 30,
 1999

Net Income                                    -           -           472,000           -           472,000         472,000

Warrants exercised                                                                                                      -

Pre-confirmation net
 operating loss
  utilization                                 -         247,000            -            -                           247,000

Change in unrealized
 gain on residual
  interests, net
  of income tax effect           -            -           -                -         27,000          27,000          27,000
                        -----------  ------------- ------------- -------------  ------------  ----------------  -------------
Balance, September 30,
1999                     20,288,875   $ 202,000    $ 12,906,000    $6,337,000       448,000     $   499,000    $ 19,893,000
                        ===========  ============= ============= =============  ============  ================  =============





The accompanying  notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                    Three months ended
                                                                       September 30,
                                                                   1999              1998
                                                              ----------          ----------
Cash flows from operating activities:
   Net income                                                $   472,000        $    567,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation & amortization                                438,000             353,000
      Utilization of pre-confirmation net operating losses       247,000             332,000
      Provisions for credit losses                                29,000              52,000
      Loans held for sale                                     (2,193,000)            968,000
      Restricted cash                                           (383,000)            191,000
      Accounts receivable - loans sold                         2,538,000             170,000
      Accounts and other loans receivable                      1,072,000            (212,000)
      Servicing asset                                           (591,000)           (516,000)
      Due to participants                                        156,000           1,045,000
      Security deposits                                          (13,000)
      Prepaid expenses                                          (181,000)             48,000
      Other Assets                                              (154,000)
      Accounts payable & accrued expenses                        152,000            (387,000)
      Customer deposits                                          286,000             (49,000)
                                                               ----------          ----------
Net cash provided by operating activities                      1,875,000          2,562,000
                                                               ----------          ----------

Cash flows from investing activities:
   Loans originated and purchased                              (9,209,000)        (7,437,000)
   Principal collections & sale of loans receivable               425,000            397,000
   Origination of residual interests                             (535,000)          (657,000)
   Principal collections of residual interests                    335,000            208,000
   Acquisition of equipment                                      (206,000)           (57,000)
                                                               ----------          ----------
Net cash used in investing activities                          (9,190,000         (7,546,000)
                                                               ----------          ----------

Cash flows from financing activities:
   Net Borrowings under credit lines                            5,088,000          3,790,000
   Proceeds from debentures                                       662,000                  -
   Principal payments on debt                                     (25,000)           (27,000)
   Net borrowings from affiliates                                     -            1,077,000
   Increase in deferred financing cost                           (200,000)           (34,000)
   Proceeds from exercise of warrants                                 -               88,000
                                                               -----------        -----------
Net cash provided by financing activities                       5,525,000          4,894,000
                                                               -----------        -----------

Net decrease  in cash                                          (1,790,000)           (90,000)

Cash - beginning of period                                      4,229,000          1,730,000
                                                              ------------        -----------
Cash - end of period                                          $ 2,439,000         $1,640,000
                                                              ============        ===========


                      Supplemental disclosures of cash flow information:
                      --------------------------------------------------

   Cash paid during period for interest expense               $   775,509         $  371,000
                                                              ------------        ----------
   Cash paid during period for income taxes                   $   189,512         $  527,000
                                                              ------------        ----------




The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED September 30, 1999

                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999


                                   (Unaudited)




1. BASIS OF PRESENTATION  (continued)


          Loan and revenue recognition

          The Company's policy is to sell the SBA or USDA guaranteed portion of all loans that it originates in the secondary market on a non-recourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding less deferred income.

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

          The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent. The Company then categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Any interest received on delinquent loans is either applied against principal or reported as interest income, according to management's judgement as to the collectability of principal.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                   (Unaudited)

Per share information

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128) which is effective for periods ended after December 15, 1998 and requires that upon adoption, all prior periods be restated. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income, plus the after tax effect of the interest expense on the convertible debentures, by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using the treasury stock method calculated based upon average market price for the period.

2.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses for the three months ended September 30, 1999 and 1998 are as follows:



                                                    1999         1998
                                                    ----         ----

Balance at June 30                              $914,000      $ 641,000

Provision for loan losses                         28,000         86,000
Write-off                                        (39,000)       (55,000)
                                                ----------   -----------

Balance at September 30                       $ 903,000      $  672,000
                                                ==========   ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED SEPTEMBER 30, 1999

Results of Operations - Quarter Ended September 30, 1999 vs.
                        Quarter Ended September 30, 1998

          The Company recorded net income of approximately $472,000 (or $.02 per basic share) for the three months ended September 30, 1999, as compared to net income of approximately $567,000 (or $.03 per basic share) for the three months ended September 30, 1998.

          Revenues for the three months ended September 30, 1999 totaled $4,513,000 compared to $4,626,000 at September 30, 1998 a decrease of 2.4%. At September 30, 1999, the Company maintained a serviced loan portfolio of 497 loans, which approximated $273,921,000 as compared to 383 loans, which approximated $196,865,000 at September 30, 1998.

          Gain on sale of loans decreased from $2,671,000 at September 30, 1998 to $2,119,000 at September 30, 1999, a decrease of 21%. This decrease can be attributed to lower premiums earned on the sale of the guaranteed portion of the loan. The average premium earned on loans sold during the quarter ended September 30, 1999 was approximately 107% as compared to approximately 110% for the quarter ended September 30, 1998. In some instances the Company has elected to sell the guaranteed portion of the loans at par. The Company believes that by selling the guaranteed loans at par it should earn higher service fees over the estimated life of the loans. The Company will continue to evaluate market conditions in determining whether to sell at par or at a premium.

          Interest income increased from approximately $1,010,000 for the three months ended September 30, 1998 to approximately $1,132,000 for the three months ended September 30, 1999, or by approximately 12%. This was due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the three months ended September 30, 1999. The performing and retained loan portfolio was $45,207,000 at September 30, 1999 compared to $35,361,000 at September 30, 1998.

          Service fee income, increased by approximately 63% from the prior year's quarter, due in part to the Company's increased serviced and sold loan portfolio which approximated $212,516,000 at September 30, 1999 compared to $142,411,000 at September 30, 1998. In addition, the Company continues to earn additional residual interest income on unguaranteed loans securitized and guaranteed loans sold. Service fees and residual interest earned on those guaranteed loans sold in the secondary market have ranged between .50% and 4.41%.

          Loans in the aggregate amount of approximately $34,267,000 were funded by the Company during the three months ended September 30, 1999, as compared to loans in the aggregate principal amount of approximately $29,795,000 for the three months ended September 30, 1998. The guaranteed principal amounts of the loans funded during the three months ended September 30, 1999 aggregated $24,891,000 compared to approximately, $21,624,000 for the prior year's period.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED SEPTEMBER 30, 1999



Results of Operations - Quarter Ended September 30, 1999 vs.
                        Quarter Ended September 30, 1998 (continued)


          The increase in the Company's loan volume during the quarter ended September 30, 1999 resulted from increased origination activities from the consolidated efforts of the Company's loan production offices located in Richmond and Alexandria, Virginia, Panama City, Florida, Wichita, Kansas, McKinney, Texas, Seattle, Washington, Phoenix, Arizona, Charleston, South Carolina, Omaha, Nebraska, Oklahoma City, Oklahoma, Memphis, Tennessee, Boston Massachusetts and Tinton Falls, NJ.

          At September 30, 1999, 34 proposed loans in the approximate aggregate principal amount of $19,252,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 73 proposed loans in the approximate aggregate principal amount of $44,232,000 were approved by Business Loan Center and awaiting submission to the SBA or awaiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

          At September 30, 1999, five proposed loans in the approximate aggregate principal amount of $15,845,000 had received both BLC Commercial Capital Corp. and USDA approval and were awaiting closing. In addition, 11 proposed loans in the approximate aggregate principal amount of $30,705,000 were approved by BLC Commercial Capital Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp.'s existing capital resources should enable it to fund these loans and additional loans in process.

          The  Company's   operating   expenses   increased  from  approximately
$2,091,000 for the three months ended September 30, 1998 to approximately $2,102,000 for the quarter ended September 30, 1999, an increase of less than 1%.

          General and administrative expenses of approximately $775,000 for the three months ended September 30, 1999 increased from approximately $722,000, an increase of 7%. This increase is primarily due to additional loan production rent expenditures.

          Interest expense increased by approximately 2% during the three months ended September 30, 1999 as compared to the prior year's period. Although the Company increased its borrowings under its line of credit by approximately 23%, this was offset by a reduction in the interest rate charged on the line of credit.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED SEPTEMBER 30, 1999


Liquidity and Capital Resources

          The Company actively engages in commercial lending through Business Loan Center, BLC Commercial Capital Corp., and BLC Capital Corp., and therefore, the Company has a constant need for debt financing. Cash used by the Company and its subsidiaries to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of the Company's cash requirements is derived from existing capital and short and long-term borrowing.

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

          The Company believes that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements, based on the resources provided by the credit facilities described above, the anticipated proceeds from sales of both the guaranteed and unguaranteed portion of loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable. Management believes that the Company should be able to originate and fund at least $140 million in new loans during the fiscal year ending June 30, 2000. However, there can be no assurances that the Company will be able to achieve this level.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED September 30, 1999

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibits - None

               b.  No reports were filed by the Company on Form
                   8-K   during  the   fiscal   quarter   ended
                   September 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BLC Financial Services, Inc.


Date:  November 15, 1999                      By: /s/ Robert F. Tannenhauser
                                                  ------------------------------
                                                  Robert F. Tannenhauser
                                                  President



                                              By: /s/ Jennifer M. Goldstein
                                                  ------------------------------
                                                  Jennifer M. Goldstein
                                                  Chief Financial Officer and
                                                    Treasurer