Form 10-Q
period 1999-12-31
BLC FINANCIAL SERVICES INC
filed 2000-02-14
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999______
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to ________

Commission file number 001-14065

                          BLC FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------

             Delaware                                   75-143040
-------------------------------------------------------------------------------

(State of other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)


645 Madison Avenue, 19th Floor , New York, New York                10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           212-751-5626
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

         Class                              Outstanding at December 31, 1999

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

                  This Form 10Q may contain forward-looking statements, which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Please refer to the "Risk Factors" setforth in the Company's Form 10K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999. Actual results and the timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these and other factors.

                         PART 1 - FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              December 31,    June 30,
                                                                                    1999       1999
                                                                                    ----       ----
ASSETS

Loans receivable, net                                                         $19,836,000   $21,936,000
Loans held for sale                                                            13,544,000     8,922,000
Cash                                                                            3,717,000     4,229,000
Cash - restricted                                                               1,810,000     1,728,000
Accounts receivables - loans sold                                              11,938,000     8,982,000
Accounts and other receivables                                                  1,714,000     2,681,000
Prepaid expenses and deposits                                                     583,000       464,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                              1,297,000     1,207,000
Servicing Assets                                                                6,041,000     4,761,000
Residual Interests                                                             13,156,000    10,877,000
Deferred income taxes                                                             838,000     1,000,000
Security deposits                                                                 144,000       131,000
Deferred financing costs, net of
   accumulated amortization                                                     1,390,000       669,000
Other assets                                                                      664,000       450,000
                                                                              -----------   ------------
          TOTAL ASSETS                                                        $76,672,000   $68,037,000
                                                                              ===========   ============

LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES

Advances under credit facilities                                              $41,061,000   $39,488,000
Accounts payable & accrued expenses                                             1,458,000       643,000
Due to participants                                                             1,927,000     1,640,000
Allowance for estimated future losses on loans sold                               112,000        77,000
Debentures                                                                      6,246,000     4,725,000
Notes Payable                                                                     365,000       120,000
Customer deposits                                                               2,116,000     2,197,000
                                                                               ----------   -----------
          TOTAL LIABILITIES                                                    53,285,000    48,890,000
                                                                               ----------   -----------

SHAREHOLDERS' EQUITY
   Preferred Stock, $.10 par value:
       Authorized - 2,000,000 shares issued and outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares issued and outstanding
      20,288,875 and 20,288,875 respectively
                                                                                 202,000       202,000
   Additional paid in capital                                                 14,032,000    12,659,000
   Retained earnings                                                           8,489,000     5,865,000
   Accumulated other comprehensive income                                        664,000       421,000
                                                                              -----------  -----------
          Total shareholders' equity                                          23,387,000    19,147,000
                                                                              -----------  -----------
          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $76,672,000  $68,037,000
                                                                              ===========  ===========


 The accompanying notes are an integral part of these financial statements.

PART I -      FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                                          For the three months ended              For the six months ended
                                                                 December 31,                            December 31,

                                                            1999              1998                  1999              1998

REVENUES:
   Gain on sale of loans                                  $  5,793,000       $  4,772,000         $ 7,912,000       $ 7,443,000
   Interest income                                           1,292,000          1,108,000           2,424,000         2,118,000
   Service fee income                                          709,000            730,000           1,394,000         1,150,000
   Origination income                                          488,000            258,000             996,000           753,000
   Miscellaneous                                                44,000                -               113,000            30,000
                                                            ----------          ---------          ----------        ----------
          Total revenues                                     8,326,000          6,868,000          12,839,000        11,494,000
                                                            ----------          ---------          ----------        ----------

EXPENSES:
   Operating costs                                           2,754,000          2,380,000           4,856,000         4,471,000
   General and administrative                                  909,000            736,000           1,684,000         1,458,000
   Interest                                                  1,100,000            843,000           1,954,000         1,679,000
          Total expenses                                    ----------          ---------           ---------         ---------
                                                             4,763,000          3,959,000           8,494,000         7,608,000
                                                            ----------          ---------           ---------         ---------

Income before provision for income taxes                     3,563,000          2,909,000           4,345,000         3,886,000

Provision for income taxes                                   1,410,000          1,144,000           1,720,000         1,554,000
                                                          ------------       ------------         -----------       -----------
NET INCOME                                                $  2,153,000       $  1,765,000         $ 2,625,000       $ 2,332,000
                                                          ============       ============         ===========       ===========

NET INCOME PER COMMON SHARE
   Earnings per share, basic                                $     0.11         $     0.09           $    0.13          $   0.12


   Earnings per share, diluted                              $     0.09         $     0.07           $    0.11          $   0.10



Weighted average number of common shares                    20,288,875         19,918,449          20,288,875        19,887,378
                                                            ----------         ----------          ----------        ----------
Weighted average number of common shares
   and dilutive securities outstanding                      24,999,307         24,216,814          25,135,234        24,323,814
                                                            ----------         ----------          ----------        ----------




The accompanying notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENTS


                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)

                                                                               Accumulated
                               Common Stock           Additional                  Other
                                 Number of             Paid in      Retained  Comprehensive   Comprehensive
                                  Shares     Amount    Capital      Earnings     Income           Income         Total


Balance, June 30, 1999       20,288,875     $202,000  $12,659,000    $5,865,000  $421,000                       $19,147,000

For the six months
 ended December 31, 1999:

   Net income                                 -           -           2,624,000      -         2,624,000          2,624,000

   Warrants exercised                                                                                                -

   Pre-confirmation net
     operating loss utilization               -         1,373,000        -          -                             1,373,000

   Change in unrealized
     gain on residual
     interests, net of
     income tax effect           -            -            -             -        243,000        243,000            243,000
                            ----------   ------------  ------------  ----------- ---------    -----------       -----------

Balance, December 31, 1999  20,288,875   $   202,000  $ 14,032,000    $8,489,000 $664,000    $ 2,867,000        $23,387,000
                            ==========   ============  ============= =========== =========    ===========       ===========



The accompanying notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                     Six months ended
                                                                                      December 31,
                                                                                1999                 1998

                                                                                 ----                 ----

Cash flows from operating activities:
   Net income                                                               $ 2,625,000          $ 2,332,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation & amortization
                                                                                930,000              662,000
      Utilization of pre-confirmation net operating losses                    1,373,000            1,321,000
      Provisions for credit losses                                              259,000              182,000
      Loans held for sale                                                    (4,622,000)           2,427,000
      Restricted cash                                                           (82,000)            (515,000)
      Accounts receivable - loans sold                                       (2,956,000)             902,000
      Accounts and other loans receivable                                       967,000              (56,000)
      Servicing asset                                                        (1,831,000)          (1,293,000)
      Due to participants                                                       287,000            1,415,000
      Security deposits                                                         (13,000)                 -
      Prepaid expenses                                                         (119,000)            (158,000)
      Other assets                                                             (214,000)                 -
      Accounts payable & accrued expenses                                       815,000             (376,000)
      Customer deposits                                                         (81,000)             450,000
                                                                            ------------           ----------
Net cash provided by (used in) operating activities                          (2,662,000)           7,293,000
                                                                            ------------           ----------

Cash flows from investing activities:
   Loans originated and purchased                                           (21,170,000)         (13,762,000)
   Principal collections & sale of loans receivable                          23,046,000           20,090,000
   Origination of residual interests                                         (2,564,000)          (2,389,000)
   Principal collections of residual interests                                  689,000              436,000
   Acquisition of equipment                                                    (237,000)            (108,000)
                                                                            -----------          -----------
Net cash provided by (used in) investing activities                            (236,000)           4,267,000
                                                                            -----------          -----------

Cash flows from financing activities:
   Net Borrowings under credit lines                                         21,382,000            7,906,000
   Proceeds from issuance of debentures                                       1,521,000                    -
   Principal payments on debt                                                   245,000              954,000
   Principal payments on notes payable                                      (19,809,000)         (18,217,000)
   Increase in deferred financing cost                                         (953,000)            (180,000)
   Proceeds from exercise of warrants                                           -                     88,000
                                                                           -------------        ------------
Net cash provided by (used in) financing activities                           2,386,000           (9,449,000)
                                                                           -------------        ------------

Net increase (decrease) in cash                                                (512,000)           2,111,000

Cash - beginning of period                                                    4,229,000            1,730,000
                                                                            ------------         -----------
Cash - end of period                                                        $ 3,717,000          $ 3,841,000
                                                                            ============         ===========


               Supplemental disclosures of cash flow information:

Cash paid during period for interest expense                                $ 1,817,000          $ 1,743,000
                                                                             ===========         ===========
Cash paid during period for income taxes                                    $   287,000           $  546,000
                                                                             ===========         ===========



The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

     Principles of consolidation and preparation

     The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its wholly owned subsidiaries.

     Business operations

     The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program ("7(a) Program") sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture ("USDA") Rural Business - Cooperative Business and Industry ("B&I") Guaranteed Loan Program. The Company sells the SBA and B&I guaranteed portion of the loans in the secondary market, without recourse, and sells the majority of the remaining SBA unguaranteed portions either as loan sales or securitizations. These sales may be with limited recourse, full recourse, or no recourse.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1999

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

     The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent. The Company then categorizes these loans as being in liquidation, and takes appropriate steps to attempt to collect the loan in full. Contractual interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectability of principal.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1999

                                   (Unaudited)

Per share information

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income, plus the after tax effect of the interest expense on the convertible debentures, by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, with respect to assumed proceeds from the exercise of dilutive options and warrants, using the treasury stock method calculated based upon average market price for the period.

2.   LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses for the six months ended December 31, 1999 and 1998 are as follows:


                                                     1999          1998
                                                   -------       --------
Balance at June 30,                            $   914,000      $ 641,000

Provision for loan loss                            223,000        226,000
Write-off                                          (39,000)      (103,000)
                                                -----------     -----------

Balance at December 31,                        $ 1,098,000       $764,000
                                                ===========     ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Quarter Ended December 31, 1999 vs.
                           Quarter Ended December 31, 1998

     The Company recorded net income of approximately $2,153,000 (or $.11 per basic share) for the three months ended December 31, 1999, as compared to net income of approximately $1,765,000 (or $.09 per basic share) for the three months ended December 31, 1998.

     Revenues for the three months ended December 31, 1999 totaled $8,326,000 compared to $6,868,000 at December 31, 1998 an increase of 21%. At December 31, 1999, the Company maintained a serviced loan portfolio of 541 loans, which approximated $308,829,000 as compared to 400 loans, which approximated $209,460,000 at December 31, 1998.

     Gain on sale of loans increased from $4,772,000 for the three months ended December 31, 1998 to $5,793,000 for the three months ended December 31, 1999, an increase of 21%. This is attributable to increases in loan originations and sales of the guaranteed portions of loans originated. In addition, the Company recognized gains from the sales of portions of its unguaranteed pool of SBA loans in each period. These increases were partially offset by a reduction in the premiums received on the guaranteed portion of loans sold during the three months ended December 31, 1999. The average premium earned on loans sold during the quarter ended December 31, 1999 was approximately 8.2% as compared to approximately 10% for the quarter ended December 31, 1998. In some instances the Company has elected to sell the guaranteed portion of the loans at par. Since loans sold at par generally carry a higher spread between the interest earned and the interest paid to the investor, the Company believes that by selling the guaranteed loans at par it should earn higher service fees over the estimated life of the loans. The Company will continue to evaluate market conditions in determining whether to sell at par or at a premium.

     Interest income increased from approximately $1,108,000 for the three months ended December 31, 1998 to approximately $1,292,000 for the three months ended December 31, 1999, or by approximately 17%. This was due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the three months ended December 31, 1999. The performing and retained loan portfolio was $33,400,000 at December 31, 1999 compared to $19,079,000 at December 31, 1998, however, it should be noted that a greater proportion of loans originated during the quarter ended December 31, 1999 occurred in the final month of the quarter as compared to the prior year's period.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Quarter Ended December 31, 1999 vs.
                           Quarter Ended December 31, 1998 (continued)

     Service fee income was $730,000 as of December 31, 1998 (including a one-time increase of $130,000 relating to the securitizations) as compared to $709,000 at December 31, 1999. Prior to the one-time increase, service fee income totaled $600,000 at December 31, 1998 as compared to $709,000 at December 31, 1999, representing an increase of 22%. During the quarter ended December 31, 1999, the average service fee earned on the sale of the guaranteed portion of loans approximated 1.07% as compared to 1.66% for the quarter ended December 31, 1998. This decrease in service fee rates was offset by the increased serviced and sold loan portfolio which approximated $250,934,000 at December 31, 1999 compared to $171,408,000 at December 31, 1998. In addition, the Company continues to earn additional residual interest income on unguaranteed loans securitized and guaranteed loans sold. Service fees and residual interest earned on those guaranteed loans sold in the secondary market ranged between .50% and 4.4%.

     Origination income increased from $258,000 at December 31, 1998 to $488,000 at December 31, 1999. This increase can be attributed to increased fees earned on the origination and sales of non-SBA loans, as well as fees earned in connection with packaging these and other SBA and B&I loans.

     Loans in the aggregate amount of approximately $44,409,000 were funded by the Company during the three months ended December 31, 1999, as compared to loans in the aggregate principal amount of approximately $23,872,000 for the three months ended December 31, 1998, an increase of 86%. The guaranteed principal amounts of the loans funded during the three months ended December 31, 1999 aggregated $32,734,000 compared to approximately $17,011,000 for the prior year's period.

     The increase in the Company's loan volume during the quarter ended December 31, 1999 resulted from increased origination activities from the consolidated efforts of the Company's loan production offices located in Richmond and Alexandria, Virginia, Panama City, Florida, Wichita, Kansas, McKinney, Texas, Seattle, Washington, Phoenix, Arizona, Omaha, Nebraska, Oklahoma City, Oklahoma, Boston Massachusetts and Tinton Falls, NJ.

         In December 1999, the Company, through Business Loan Center Inc, successfully completed the sale of approximately $23,200,000 in unguaranteed SBA loans in conjunction with the closing of a revolving securitization facility

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Quarter Ended December 31, 1999 vs.
                           Quarter Ended December 31, 1998 (continued)

totaling $75 million. This type of securitization structure provides for periodic sales of the unguaranteed portion of SBA loans into a conduit facility on a revolving basis. As part of this transaction, a subsidiary of the Company, BLC Funding Corp., was required to retain approximately $1,600,000 of this loan pool in a subordinated position.

     In December 1998 the Company, through Business Loan Center, Inc., completed the sale of its SBA Loan-Backed Adjustable Rate Class A Certificates 1998-1 in the approximate aggregate principal amount of $24,317,000. The Class A Certificates received a 'AAA' ("Triple A") rating from Duff & Phelps Credit Rating Company. The Class B Certificates in the approximate amount of $2,114,000 were acquired by Business Loan Center Financial Corp. II, also a wholly owned subsidiary of the Company. The Class A and Class B Certificates also included approximately $5 million in loans, which were funded in the subsequent quarter.

     At December 31, 1999, 39 proposed loans in the approximate aggregate principal amount of $19,646,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 79 proposed loans in the approximate aggregate principal amount of $49,184,000 were approved by Business Loan Center and awaiting submission to the SBA or awaiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

     At December 31, 1999, three proposed loans in the approximate aggregate principal amount of $7,645,000 had received both BLC Commercial Capital Corp. and USDA approval were awaiting closing. In addition, five proposed loans in the approximate aggregate principal amount of $18,225,000 were approved by BLC Commercial Capital Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp.'s existing capital resources should enable it to fund these loans and additional loans in process.

     The Company's operating expenses increased from approximately $2,380,000 for the three months ended December 31, 1998 to approximately $2,754,000 for the quarter ended December 31, 1999, an increase of 16%. This increase can be attributed to increased in payroll, commissions and travel associated with continued growth.

     General and administrative expenses of approximately $909,000 for the three months ended December 31, 1999 increased from approximately $736,000, an increase of 24%. This increase is primarily due to general growth in overhead as the Company continues to expand its origination network.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Quarter Ended December 31, 1999 vs.
                           Quarter Ended December 31, 1998 (continued)

     Interest expense increased by approximately 30% during the three months ended December 31, 1999 as compared to the prior year's period, as a result of increased borrowings to meet the Company's increased loan demand and an increase in the base borrowing rate in December 1999, which subsequently decreased.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Six Months Ended December 31, 1999 vs.
                           Six Months Ended December 31, 1998

     The Company recorded net income of $2,625,000 (or $.13 per share) for the six months ended December 31, 1999, as compared to net income of approximately $2,332,000 (or $.12 per share) for the six months ended December 31, 1998. Revenues for the six months ended December 31, 1999 increased to approximately $12,839,000 from $11,494,000 for the six months ended December 31, 1998 as a result of greater loan originations, an increased serviced loan portfolio and gains on the sale of both the guaranteed and unguaranteed portion of loans.

     The majority of guaranteed portions of loans originated during the six months ended December 31, 1999 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of both the guaranteed and unguaranteed portion of loans for the six months ended December 31, 1999 approximated $7,912,000, as compared to approximately $7,443,000 for the six months ended December 31, 1998.

     Generating these revenues were loans originated during the six months ended December 31, 1999, which approximated $78,676,000 as compared to loans in the approximate aggregate principal amount of $53,667,000 for the six months ended December 31, 1998. The guaranteed principal amount of the loans originated during the six months ended December 31, 1999 aggregated approximately $57,625,000, as compared to the aggregate guaranteed principal of approximately $38,635,000 for the prior year's period.

     Interest income increased from approximately $2,118,000 for the six months ended December 31, 1998 to approximately $2,424,000 for the six months ended December 31, 1999 or by 14%. This increase directly resulted from the increase in the Company's performing retained loan portfolio.

     Service fee income increased from approximately $1,150,000 for the six months ended December 31, 1998 to approximately $1,394,000 for the six months ended December 31, 1999. This 21% increase directly resulted from the increased serviced loan portfolio, as Business Loan Center continues to earn servicing fees of between 1.0% and 4.4% per annum on the guaranteed and unguaranteed portion of those loans sold . Additionally, during the six months ended December 31, 1998, a one-time increase of $130,000 relating to the securitizations was made. Prior to the one time increase, service fee income totaled $1,020,000 at December 31, 1998 as compared to $1,394,000 at December 31, 1999. The Company

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS QUARTER ENDED DECEMBER 31, 1999

Results of Operations -    Six Months Ended December 31, 1999 vs.
                           Six Months Ended December 31, 1998 (continued)



continues to earn additional residual interest income on those unguaranteed loans securitized during the prior fiscal year and will earn residual interest income on the unguaranteed loans securitized during the current fiscal year.

     Origination income increased from $753,000 at December 31, 1998 to $996,000 at December 31, 1999. This increase can be attributed to increased fees earned on the origination and sales of non-SBA loans, as well as fees earned in connection with packaging these and other SBA and B&I loans.

     Operating  expenses of the Company  increased  by 9% over the prior  year's
period  primarily  as  a  result  of  increased  payroll  expenses,   commission
expenditures and travel associated with continued growth of the operations.

     General and administrative expenses of approximately $1,684,000 for the six months ended December 31, 1999 increased from approximately $1,458,000 for the prior year's period as a result of general overhead growth.

     Interest expense increased during the six months ended December 31, 1999 by approximately 16% from the prior year's period due to increased borrowing to meet the Company's increased loan demand and an increase in the base borrowing rate in December 1999, which subsequently decreased.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

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

     On December 14, 1999, the Company, through its subsidiary Business Loan Center, Inc. successfully completed the closing of a revolving securitization facility totaling $75 million. The initial sale consisted of a pool of the unguaranteed portion of SBA loans approximating $19.6 million. During the quarter ended December 31, 1999, and subsequent to this initial sale, Business Loan Center sold an additional pool totaling $3.6 million. This type of securitization structure provides for periodic sales of the unguaranteed portion of SBA loans into a conduit facility on a revolving basis.

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

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED DECEMBER 31, 1999

Year 2000 Update

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish the twenty-first century dates. The Company uses software and related technologies that may be affected by the Year 2000 problem, and has been pursuing a strategy to ensure that all of its critical computer systems would be operational beginning on January 1, 2000.

     The Company has not had any Year 2000 problems subsequent to December 31, 1999 and does not anticipate any in the future. However, the Company plans to continue to conduct analyses of the Company's information technology systems and Year 2000 testing procedures. To date, the Company's costs associated with Year 2000 issues have not been material, and management does not anticipate that the costs which may be incurred subsequent to January 1, 2000 to exceed $50,000.

     The Company's loan servicing system has continued to be fully operational subsequent to January 1, 2000 after having received assurances from the vendor of its servicing system, that their system is Year 2000 compliant. However, in the event that the servicing system does not operate properly, the Company could service each loan manually, which would entail additional labor costs. These costs have been estimated to be no greater than $70,000.

     There can be no assurance that other companies' computer systems and applications on which the Company's operations rely will continue to remain unaffected by the Year 2000 functions, or that any such operational failure by another company would not have a material adverse effect on the Company's systems and operations.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits - None

                  b. The Company filed one report on Form 8-K during the fiscal quarter ended December 31, 1999 regarding the closing of the Company's revolving securitization facility. This filing took place on December 23, 1999.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BLC Financial Services, Inc.


Date:  February 14, 2000                  By: /s/ Robert F. Tannenhauser
                                          -------------------------------------
                                          Robert F. Tannenhauser
                                          President



                                          By: /s/  Jennifer M. Goldstein
                                          -------------------------------------
                                          Jennifer M. Goldstein
                                          Chief Financial Officer and Treasurer