Form 10-Q
period 2000-05-09
BLC FINANCIAL SERVICES INC
filed 2000-05-09
CIK 912737

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                               ----------------------

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

                                            Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at March 31, 2000

Common stock $.01 par value                          20,292,875

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

PART I -     FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    March 31,              June 30,
                                                                      2000                   1999
ASSETS                                                              _________           ____________
------

Loans receivable, net                                           $   21,282,000         $ 21,936,000
Loans held for sale                                                 10,381,000            8,922,000
Cash                                                                 3,594,000            4,229,000
Cash - restricted                                                    2,470,000            1,728,000
Accounts receivables - loans sold                                   14,672,000            8,982,000
Accounts and other receivables                                       1,751,000            2,681,000
Prepaid expenses and deposits                                          483,000              464,000
Leasehold improvements, furniture and equipment,
   net of accumulated depreciation                                   1,302,000            1,207,000
Servicing assets                                                     6,621,000            4,761,000
Residual interests                                                  13,911,000           10,877,000
Deferred income taxes                                                  799,000            1,000,000
Security deposits                                                      144,000              131,000
Deferred financing costs, net of
   accumulated amortization                                          1,279,000              669,000
Other assets                                                           886,000              450,000
                                                                --------------         ------------
          TOTAL ASSETS                                          $   79,575,000         $ 68,037,000
                                                                ==============         ============
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Advances under credit facilities                                $   40,279,000         $ 39,488,000
Accounts payable & accrued expenses                                  1,263,000              643,000
Due to participants                                                  3,296,000            1,640,000
Allowance for estimated future losses on loans sold                     11,000               77,000
Debentures                                                           6,246,000            4,725,000
Notes Payable (including related party notes
               of $300,000)                                            335,000              120,000
Customer deposits                                                    3,121,000            2,197,000
                                                                 -------------         ------------
          TOTAL LIABILITIES                                         54,551,000           48,890,000
                                                                 =============         ============


SHAREHOLDERS' EQUITY
--------------------
   Preferred Stock, $.10 par value:
       Authorized - 2,000,000 shares, issued and
        outstanding - none
   Common Stock, $0.01 par value:
      Authorized - 35,000,000 shares, issued and
        outstanding 20,292,875 and 20,288,875,
        respectively                                                   203,000              202,000
   Additional paid in capital                                       14,566,000           12,659,000
   Retained earnings                                                 9,479,000            5,865,000
   Accumulated other comprehensive income                              776,000              421,000
                                                                 -------------         ------------
Total shareholders' equity                                          25,024,000           19,147,000
                                                                 -------------         ------------

          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $  79,575,000         $ 68,037,000
                                                                 =============         ============

 The accompanying notes are an integral part of these financial statements.

PART I -      FINANCIAL STATEMENTS

                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                   (Unaudited)

                                           For the three months ended         For the nine months ended
                                                    March 31,                          March 31,

                                             2000              1999            2000              1999
REVENUES:
   Gain on sale of loans                   $ 4,110,000   $ 2,515,000     $ 12,022,000     $  9,958,000
   Interest income                           1,068,000       632,000        3,492,000        2,750,000
   Service fee income                          823,000       965,000        2,217,000        2,115,000
   Origination income                          201,000       316,000        1,197,000        1,069,000
   Miscellaneous                                45,000         2,000          158,000           32,000
          Total revenues                   -----------   -----------    ------------      ------------
                                             6,247,000     4,430,000       19,086,000       15,924,000
                                           -----------   -----------    -------------     ------------
EXPENSES:
   Operating costs                           2,832,000     2,117,000        7,688,000        6,588,000
   General and administrative                  775,000       712,000        2,459,000        2,170,000
   Interest                                    960,000       594,000        2,914,000        2,273,000
                                            ----------   -----------    -------------     ------------
          Total expenses                     4,567,000     3,423,000       13,061,000       11,031,000
                                            ----------   -----------    -------------     ------------

Income before provision for income taxes     1,680,000     1,007,000        6,025,000        4,893,000

Provision for income taxes                     691,000       398,000        2,411,000        1,952,000
                                           -----------   -----------     ------------     ------------
NET INCOME                                 $   989,000   $   609,000     $  3,614,000     $  2,941,000
                                           ===========   ===========     ============     ============

NET INCOME PER COMMON SHARE
   Earnings per share, basic               $      0.05   $      0.03     $       0.18     $       0.15
                                           ===========   ===========     ============     ============

   Earnings per share, diluted             $      0.04   $      0.03     $       0.15     $       0.13
                                           ===========   ===========     ============     ============

Weighted average number of common shares    20,289,186    20,010,987       20,288,977       19,927,973
                                           ===========   ===========     ============     ============
Weighted average number of common shares
   and dilutive securities outstanding      25,444,368    24,052,345       25,239,290       24,064,527
                                           ===========   ===========     ============     ============

   The accompanying notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENTS


                           BLC FINANCIAL SERVICES, INC

                   CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

                                                                                   Accumulated
                                   Common Stock           Additional                  Other
                                     Number of             Paid in      Retained   Comprehensive   Comprehensive
                                Shares       Amount        Capital      Earnings      Income          Income          Total

Balance, June 30, 1999       20,288,875     $202,000   $12,659,000   $ 5,865,000   $   421,000                      $19,147,000

For the nine months ended
  March 31, 2000:

   Net income                                     --            --     3,614,000            --       3,614,000        3,614,000

   Warrants exercised             4,000        1,000         3,000                                                        4,000

   Pre-confirmation net
     operating loss
     utilization                                  --     1,904,000            --            --                        1,904,000

   Change in unrealized
     gain on residual
     interests, net of
     income tax effect
                                      --          --            --            --       355,000         355,000          355,000
                           ------------- -----------   -----------   -----------   -----------     -----------      -----------
Balance, March 31, 2000       20,292,875   $ 203,000   $14,566,000   $ 9,479,000   $   776,000     $ 3,969,000      $25,024,000
                           ============= ===========   ===========   ===========   ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements.

PART I -     FINANCIAL STATEMENT

                           BLC FINANCIAL SERVICES, INC

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                      Nine months ended
                                                                                           March 31,

                                                                                    2000                  1999
Cash flows from operating activities:
   Net income                                                                     $  3,614,000    $  2,941,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation & amortization                                                    1,477,000       1,184,000
      Utilization of pre-confirmation net operating losses                           1,904,000       1,561,000
      Provisions for credit losses                                                     517,000         526,000
      Loans held for sale                                                           (1,459,000)      1,243,000
      Restricted cash                                                                 (742,000)       (124,000)
      Accounts receivable - loans sold                                              (5,690,000)      2,872,000
      Accounts and other loans receivable                                              930,000      (5,247,000)
      Servicing asset                                                               (2,740,000)     (1,850,000)
      Due to participants                                                            1,656,000       1,219,000
      Security deposits                                                                (13,000)             --
      Prepaid expenses                                                                 (19,000)         51,000
      Other assets                                                                    (436,000)             --
      Accounts payable & accrued expenses                                              620,000         214,000
      Customer deposits                                                                924,000         387,000
                                                                                  -------------   -------------
Net cash provided by operating activities                                              543,000       4,977,000
                                                                                  -------------   -------------
Cash flows from investing activities:
   Loans originated and purchased                                                  (30,105,000)    (20,591,000)
   Principal collections & sale of loans receivable                                 30,228,000      24,479,000
   Origination of residual interests                                                (3,662,000)     (3,507,000)
   Principal collections of residual interests                                       1,132,000         739,000
   Acquisition of equipment                                                           (321,000)       (403,000)
                                                                                  -------------   -------------
Net cash provided by (used in) investing activities                                 (2,728,000)        717,000
                                                                                  -------------   -------------
Cash flows from financing activities:
   Net Borrowings under credit lines                                                27,140,000      16,664,000
   Proceeds from issuance of debentures                                              1,521,000         775,000
   Principal payments on debt                                                          215,000         516,000
   Principal payments on notes payable                                             (26,349,000)    (22,334,000)
   Increase in deferred financing cost                                                (981,000)       (218,000)
   Proceeds from exercise of warrants                                                    4,000         280,000
                                                                                  -------------   -------------
Net cash provided by (used in) financing activities                                  1,550,000      (4,317,000)
                                                                                  -------------   -------------

Net increase (decrease) in cash                                                       (635,000)      1,377,000

Cash - beginning of period                                                           4,229,000       1,730,000
                                                                                  -------------   -------------
Cash - end of period                                                              $  3,594,000    $  3,107,000
                                                                                  =============   =============
               Supplemental disclosures of cash flow information:

   Cash paid during period for interest expense                                   $  2,772,000    $  2,322,000
                                                                                  =============   =============
   Cash paid during period for income taxes                                       $    313,000    $    869,000
                                                                                  =============   =============


The accompanying notes are an integral part of these financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

1.  BASIS OF PRESENTATION
    ---------------------

         The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

1. BASIS OF PRESENTATION  (continued)
  -----------------------------------


         Loan and revenue recognition

         The Company's policy is to sell the SBA or USDA guaranteed portion of all loans that it originates in the secondary market on a nonrecourse basis. The guaranteed portion of the loans receivable that have been originated, but not yet sold, are carried at the lower of aggregate cost or market value. Market value is determined by outside commitments from investors or current yield on similar loans. Loans receivable held for investment are stated at the principal amount outstanding less deferred income.

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

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

2.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
      ----------------------------------------------

         The allowance for loan losses for the nine months ended March 31, 2000 and 1999 are as follows:


Balance at June 30, 1999                      $914,000  Balance at June 30, 1998         $641,000

Provision for loan losses                      527,000  Provision for loan losses         506,000

Write-off                                     (96,000)  Write-off                        (258,000)

Recoveries                                              Recoveries                         20,000
                                          ------------                                ------------

Balance at March 31, 2000                   $1,345,000  Balance at March 31, 1999        $909,000
                                          ============                                ============



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000

Results of Operations:
Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999

         The Company recorded net income of approximately $989,000 (or $.05 per basic share) for the three months ended March 31, 2000 as compared to net income of approximately $609,000 (or $.03 per basic share) for the three months ended March 31, 1999. Net income before provision for income taxes was $1,680,000 for the quarter ended March 31, 2000 as compared to $1,007,000 for the quarter ended March 31, 1999.

         Revenues for the three months ended March 31, 2000 increased from approximately $4,430,000 for the three months ended March 31, 1999 to approximately $6,247,000, or approximately 41%. At March 31, 2000 the Company maintained a total serviced loan portfolio of 581 loans which approximated $337,613,000 as compared to 422 loans approximating $226,974,000 at March 31, 1999.

         Gain on sale of loans increased from $2,515,000 for the three months ended March 31, 1999 to $4,110,000 for the three months ended March 31, 2000, an increase of 63%. This is attributable to increases in loan originations and sales of both the guaranteed and unguaranteed portions of loans originated. The guaranteed loans sold during the quarter ended March 31, 2000 increased to $31,285,000 from $18,963,000 during the same period last year. The unguaranteed portion of loans securitized during the quarter ending March 31, 2000 increased to $7,694,000 from $4,844,000 for the quarter ending March 31, 1999. These increases in both the guaranteed and unguaranteed loan sales during the quarter were partially offset by an overall reduction in the average premium as well as the servicing fee received on the sale of the guaranteed portion of the loans in the secondary marketplace.

         Interest income increased from approximately $632,000 for the three months ended March 31, 1999 to approximately $1,068,000 for the three months ended March 31, 2000, or by 69%. This was due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the three months ended March 31, 2000. In addition, the prime rate, which is the base rate for all of the Company's loan originations increased to 9% as of March 31, 2000, compared to a prime rate of 7.75% at March 31, 1999.

         Service fee income was $965,000 as of March 31, 1999 as compared to $823,000 at March 31, 2000. This decrease can be attributed to an overall decrease in the service fee rates earned on the sale of guaranteed portion of loans as well as an increase in the quarterly amortization or principal payments on the residual interests. At March 31, 2000, the overall average service fee and residual interest earned on the guaranteed portion of all loans sold approximated 1.25% as compared to 1.80% at March 31, 1999. However, this decrease in rates was partially offset by the increase in the serviced and sold loan portfolio which approximated $279,800,000 at March 31, 2000 compared to $187,574,000 at March 31, 1999. In addition, the Company continues to earn residual interest income, net of amortization, on unguaranteed loans securitized and guaranteed loans sold. Service fees and residual interest rates earned on those guaranteed loans sold in the secondary market ranged between .50% and approximately 4.4%.

         Origination income decreased from $316,000 at March 31, 1999 to $201,000 at March 31, 2000. This decrease is attributable to a decrease in the number of loans originated through the Company's non-government guaranteed loan program.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000


Results of Operations:
Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999 (continued)

         Loans in the aggregate principal amount of approximately $37,781,000 were originated and funded during the three months ended March 31, 2000, as compared to loans in the aggregate principal amount of approximately $28,106,000 for the three months ended March 31, 1999. The guaranteed principal amount of the loans funded during the three months ended March 31, 2000 aggregated approximately $28,592,000 as compared to the aggregate guaranteed principal of approximately $20,860,000 for the prior year's period.

         The increase in the Company's loan volume during the quarter ended March 31, 2000 resulted from increased loan origination activities through the consolidated efforts of its loan production offices located in Virginia, Florida, Kansas, Texas, Washington, Arizona, Nebraska, Oklahoma, New Jersey, and Massachusetts.

         At March 31, 2000, 41 proposed loans in the aggregate principal amount of approximately $23,146,000 had received both Business Loan Center and SBA approval and were awaiting closing. An additional 66 proposed loans in the aggregate principal amount of approximately $36,498,000 had been approved by Business Loan Center and were either awaiting submission to the SBA or had been submitted to the SBA and were awaiting approval.

         At March 31, 2000, six proposed loans in the approximate aggregate principal amount of $16,945,000 had received both BLC Commercial Capital Corp. and USDA approval and were awaiting closing. In addition, six proposed loans in the approximate aggregate principal amount of $17,635,000 were approved by BLC Commercial Capital Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp.'s existing capital resources should enable it to fund these loans and additional loans in process.

         The Company's operating expenses increased from approximately $2,117,000 for the three months ended March 31, 1999 to approximately $2,832,000 for the quarter ended March 31, 2000, an increase of 34%. This increase resulted from increases in payroll, commissions and travel associated with continued growth.

         General and administrative expenses of approximately $775,000 for the three months ended March 31, 2000 increased from approximately $712,000 for the prior period, an increase of 9%.

         Interest expense increased by approximately 62% during the three months ended March 31, 2000 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities as well as increase in the borrowing base rate during this quarter.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000

Results of Operations:
Nine Months Ended March 31, 2000 vs. Nine Months Ended March 31, 1999

         The Company recorded net income of $3,614,000 (or $.18 per basic share) for the nine months ended March 31, 2000, as compared to net income of approximately $2,941,000 (or $.15 per basic share) for the nine months ended March 31, 1999. Net income before provision for income taxes was $6,025,000 for the nine months ended March 31, 2000 as compared to $4,893,000 for the nine months ended March 31, 1999.

         Revenues for the nine months ended March 31, 2000 increased to approximately $19,086,000 from $15,924,000 for the nine months ended March 31, 1999, an increase of 20%, as a result of greater loan originations, an increased serviced loan portfolio and increased gains on the sale of both the guaranteed and unguaranteed portion of loans.

         The majority of guaranteed portions of loans originated during the nine months ended March 31, 2000 were sold in the secondary market immediately subsequent to the closing of each loan. Gains on the sale of both the guaranteed and unguaranteed portion of loans sold for the nine months ended December 31, 1999 approximated $12,022,000, as compared to approximately $9,958,000 for the nine months ended March 31, 1999.

         Generating these revenues were loans originated during the nine months ended March 31, 2000, which approximated $116,457,000 as compared to loans in the approximate aggregate principal amount of $81,773,000 for the nine months ended March 31, 1999, an increase of 42%. The guaranteed principal amount of the loans originated during the nine months ended March 31, 2000 aggregated approximately $86,217,000, as compared to the aggregate guaranteed principal of approximately $59,495,000 for the prior year's period.

         Interest income increased from approximately $2,750,000 for the nine months ended March 31, 1999 to approximately $3,492,000 for the nine months ended March 31, 2000. This increase was due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the nine months ended March 31, 2000 as well as an increase in the prime rate, which is the base rate for all of the Company's loan originations.

         Service fee income increased slightly from approximately $2,115,000 for the nine months ended March 31, 1999 to approximately $2,217,000 for the nine months ended March 31, 2000. While the serviced and sold portfolio continued to grow during the nine months ended March 31, 2000, the service fee rates earned on the sale of the guaranteed portion of loans sold in the secondary market declined from those levels experienced during the same nine months of 1999.

         Origination income increased from $1,069,000 at March 31, 1999 to $1,197,000 at March 31, 2000. This increase can be attributed to increased fees earned on the origination and sales of non-SBA loans, as well as fees earned in connection with packaging these and other SBA and B&I loans.

         Operating expenses of the Company increased by 17% over the prior year's period primarily as a result of an increased payroll expenses, commission expenditures and travel associated with continued growth of the operations.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000

Results of Operations:

Nine  Months  Ended  March  31,  2000 vs.  Nine  Months  Ended  March  31,  1999
(continued)

         General and administrative expenses of approximately $2,459,000 for the nine months ended March 31, 2000 increased from approximately $2,170,000 for the prior year's period as a result of general overhead growth.

         Interest expense increased during the nine months ended March 31, 2000 by approximately 28% from the prior year's period due to increased borrowing to meet the continued growth in loan production activity during this period as well as an increase in the base borrowing rate.

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

         The Company actively engages in commercial lending through Business Loan Center, Inc., BLC Commercial Capital Corp., and BLC Capital Corp., and therefore, the Company has a constant need for debt financing. Cash used by the Company and its subsidiaries to fund loans, repay existing debt and to fund operating expenses is currently provided only partially through collections on loans and proceeds from loan sales. The remainder of the Company's cash requirements is derived from existing capital and short and long-term borrowing.

         The Company currently maintains a $50,000,000 credit facility to fund both the guaranteed and unguaranteed portion of SBA 7(a) Program loan originations, as well as a $15,000,000 credit facility to fund both the guaranteed and unguaranteed portion of B&I loans. Borrowings under both of the guaranteed lines are repaid immediately upon the sale of the guaranteed portion on the secondary market.

         During the nine months ended March 31, 2000, the Company, through its subsidiary Business Loan Center, Inc. successfully completed the closing of a revolving securitization facility totaling $75 million. This type of securitization structure provides for periodic sales of the unguaranteed portion of SBA loans into a conduit facility on a revolving basis. The initial sales, which took place in December 1999, consisted of two pools of unguaranteed SBA loans approximating $23.2 million. During the quarter ended March 31, 2000, Business Loan Center, sold an additional pool totaling approximately $7.7 million.

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

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
QUARTER ENDED MARCH 31, 2000

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

                           b.       None.

                                                     SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BLC Financial Services, Inc.



Date: May 9, 2000                           By: /s/ Robert F. Tannenhauser
                                                --------------------------------
                                                 Robert F. Tannenhauser
                                                 President

                                            By: /s/ Jennifer M. Goldstein
                                                --------------------------------
                                                 Jennifer M. Goldstein
                                                 Chief Financial Officer