Form 10-K
BLC FINANCIAL SERVICES INC
filed 2000-09-28
CIK 912737

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended           June 30, 2000           or
                          ---------------------------------

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from               to
Commission file number 001-14065
                       ---------

                          BLC FINANCIAL SERVICES, INC.
                  (Exact name of registrant as specified in its charter)

              Delaware                                         75-1430406
         ------------------                           -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                             Identification No.)

c/o Jennifer M. Goldstein
Business Loan Center, Inc.
645 Madison Avenue, 19th Floor, New York, NY                  10022-1010
------------------------------------------------              ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (212) 751-5626
                                ---------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  At September 11, 2000 there were outstanding 21,535,514 shares of the Registrant's Common Stock ("Common Stock"), $.01 par value per share. The aggregate market value as of September 11, 2000, of the shares of the
Registrant's Common Stock held by non-affiliates of the Registrant was approximately $27,826,000.

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

                  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business of the Company", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Qualitative and Quantitative Disclosure About Market Risk." describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, increases in borrowing costs, government regulations and other risk factors detailed in the Company's Securities and Exchange Commission filings.

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

                  The Company was originally incorporated in Texas on October 30, 1973 under the name Crawford Energy, Inc., and was involved in the oil and gas drilling business. On August 10, 1990, the Company was reincorporated in Delaware, ceased its oil and gas drilling business, and changed its name to BLC Financial Services, Inc. The Company became listed on the American Stock Exchange (AMEX) on April 30, 1998, after previously being listed on the OTC Bulletin Board.

Business Loan Center, Inc.

                  Background. Business Loan Center, Inc., ("Business Loan Center"), a Small Business Lending Company, as defined in and under the Small Business Administration Act (the "SBA Act"), is authorized by the United States Small Business Administration (the "SBA") to originate, sell, and service loans to small businesses under the SBA 7(a) Guaranteed Loan Program (the "Guaranteed Loan Program" or the "SBA 7(a) Program"). Business Loan Center's principal office is located at 645 Madison Avenue, New York, New York.

                  The SBA (7a) Program. The SBA offers financial assistance to eligible small businesses in the form of partial government guarantees on loans made to such businesses by participating lenders such as Business Loan Center under the Guaranteed Loan Program.

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

                  Under the third level of lender participation, known as the "Preferred Lender Program," the lender is granted the authority to approve the loan and issue a guaranty on behalf of the SBA without submitting the loan application for SBA review and approval, thereby expediting the lending process significantly. Business Loan Center has been granted Preferred Lender status in 63 SBA offices throughout the Country.

                  Sales in the Secondary Market. The SBA-guaranteed portions of loans are sold by Business Loan Center on a non-recourse basis in the secondary market. Broker-dealer firms establish a secondary market by purchasing the SBA-guaranteed portions of the loans from participating lenders (including Business Loan Center), and then reselling them, individually or in pools, to banks, pension funds, institutions, or individual investors. Immediately prior to or upon closing a loan, Business Loan Center generally will solicit bids from several broker-dealers active in the secondary market. The secondary market for the SBA-guaranteed portion of loans is active and provides an immediate source of funds enabling Business Loan Center to expand its loan portfolio. Business Loan Center's ability to sell in the secondary market is not dependent on any one or several of such broker-dealers because there are numerous broker-dealers in the secondary market. During the fiscal year ended June 30, 2000 ("Fiscal Year 2000"), not more than 25% of Business Loan Center's loans were sold to any one broker-dealer. The SBA facilitates the existence of this secondary market by maintaining a Fiscal and Transfer Agent (the "FTA") which maintains a central registry of all such loans sold in the secondary market and issues certificates representing fractional or undivided interests in pools consisting solely of SBA-guaranteed portions of loans for a fee. The FTA also acts as a central repository for funds collected on the SBA-guaranteed portion of loans and as a disbursement agent to distribute such funds to the purchasers in the secondary market.

                  Business Loan Center is generally able to sell the SBA-guaranteed portions of its loans at a premium due to the lengthy maturity of the underlying loan, the rate of return as compared to other investment paper backed by the United States Government and the service fees to be received by Business Loan Center from the purchaser. Under the SBA Act, Business Loan Center is required to pay to the SBA one-half of any premium in excess of 10% on the sale of the SBA-guaranteed portion of any loans. During Fiscal Year 2000, Business Loan Center obtained an average premium of approximately 7.4% on the sale of the SBA-guaranteed portion of the loans sold in the secondary market. The premium paid on loans that default prior to the third monthly payment must be repaid to the purchaser of the loan. Under certain limited circumstances, Business Loan Center may be liable, on loans that it originated, for losses incurred by the SBA. This contingency has been accounted for with respect to determining the adequacy of the allowance for credit losses.

                  After Business Loan Center sells the SBA-guaranteed portion of a loan in the secondary market, Business Loan Center continues to service the loan for an annual fee. Although the fee is subject to negotiation, the regulatory minimum fee which must be received by Business Loan Center for servicing any loan equals 1% per year of the principal amount of the SBA-guaranteed portion of such loan. Participating lenders under the Guaranteed Loan Program are required to pay to the SBA an annual fee equal to one half of 1% of the outstanding principal amount of the SBA-guaranteed portion of any loan closed after October 12, 1995. This fee is generally borne by the purchaser of the SBA-guaranteed portion of a loan sold in the secondary market. Business Loan Center has obtained net servicing fees (after deducting the fee paid to the SBA) ranging from 1.0% to 4.41%, with an average service fee for loans originated during Fiscal Year 2000 of 1.12%.

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

                  Loan Portfolio. At June 30, 2000, Business Loan Center serviced a loan portfolio of 608 loans in the approximate aggregate principal amount of $328,609,000. Of this amount, approximately $238,033,000 (72.4%) consisted of the SBA-guaranteed portion of these loans, of which approximately $17,420,000 consisted of the SBA-guaranteed portion of loans that had not as yet been sold or were sold pending settlement on the secondary market. Approximately $90,576,000 (27.6%) consisted of the unguaranteed portion of loans, of which approximately $14,644,000 in unguaranteed loans were retained by Business Loan Center for its own account. The original principal amounts of these loans range from $20,000 to $1,583,000 and the contractual maturities range from 7 years to 25 years. At June 30, 2000, Business Loan Center's portfolio had a weighted average contractual maturity of approximately 22.5 years and a weighted average remaining maturity of approximately 20.7 years. The interest rates on these loans are adjustable and substantially all are 2.75% over the prime rate.

                  Of the $328,609,000 in Business Loan Center's serviced portfolio at June 30, 2000, delinquent loans accounted for approximately $10,251,000 (3.12%) of which, approximately $769,000 represented Business Loan Center's proportionate share. These figures represent delinquencies greater than 60 days. Loans in liquidation serviced by Business Loan Center's portfolio at June 30, 2000 accounted for approximately $12,246,000 (3.73%) of which, approximately $1,879,000 represented Business Loan Center's proportionate share.

                  An estimation of the liquidated value of real estate collateral and other collateral securing loans in liquidation is performed regularly based on recent evaluations of collateral. All loans in liquidation are reviewed on a weekly basis to determine changes in status. Of the loans in liquidation, approximately 26% were in the gas and convenience store industry, 17% were in the hotel/motel industry, and 13% were in the restaurant industry. No other industry accounted for more than 10% of the loans in liquidation. At June 30, 2000, Business Loan Center had allowances for credit loss and estimated future losses on loans in liquidation of approximately $538,000 on its financial statements which incorporates management's assessment of these loans.

                  Due to a variety of circumstances relating to the borrower's business or personal matters, certain loans made by Business Loan Center are repaid, in part or in their entirety, on an accelerated basis. These prepayments generally arise from excess cash generated by the borrower's operations, a refinancing of the loan, cash from the proceeds of the sale of the borrower's business or personal real estate or the liquidation of other business assets. During Fiscal Year 2000, Business Loan Center collected approximately $23,569,000 of loan prepayments of which approximately $2,276,000 represented Business Loan Center's proportionate share.

                  At June 30, 2000, 35 proposed loans in the approximate aggregate principal amount of $21,877,000 had received both Business Loan Center and SBA approval and were awaiting closing. In addition, 59 proposed loans in the approximate aggregate principal amount of $30,363,000 were approved by Business Loan Center and awaiting submission to the SBA or waiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.

                  Service marks. The Company believes that the distinctive logo used by Business Loan Center is an important element of continued name recognition in the industry. The Business Loan Center logo which includes its name within a distinctive design, was registered as a service mark on the principal register of the United States Patent and Trademark Office on August 10, 1993.

                  Government Regulations. The level of SBA funding for the Guaranteed Loan Program is subject to the federal budgeting process for each federal fiscal year ending September 30 (each a "Federal Fiscal Year"). Accordingly, the availability of funds for SBA guarantees could increase or decrease each year. The budget for the Federal Fiscal Year 2000 is $10.3 billion under the Guaranteed Loan Program in which Business Loan Center participates. The actual usage of funds for Federal Fiscal Year 1999 $ 10.1 billion as compared to $9.0 and $9.5 billion for Federal Fiscal Years 1998 and 1997, respectively. Beginning in Federal Fiscal Year 2001, the Senate has approved a $10.8 billion program level for participants in the Guaranteed Loan Program. The Conference Committee will determine the final appropriation amount.

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

                  SBA approval of loans is dependent, in part, upon the SBA's determination that Business Loan Center's facilities and personnel can adequately support the servicing of the loan. Based upon the experience of its personnel and the present staffing of Business Loan Center in its offices in New York, New York, Panama City Beach, Florida, Richmond and Alexandria (near Washington D.C.), Virginia, Manalapan and Mt. Arlington, New Jersey, Boston, Massachusetts, Hartford, Connecticut, Wichita, Kansas, McKinney, Texas, Phoenix, Arizona, Oklahoma City, Oklahoma, Omaha, Nebraska, and Seattle, Washington. Business Loan Center reasonably believes that it satisfies this criteria in the states in which it is currently operating.

                  As a Small Business Lending Company, Business Loan Center's operations are subject to extensive local, state and federal regulations, including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended, Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act"), the Equal Credit Opportunity Act of 1974, as amended, the Fair Credit Reporting Act of 1970, as amended, Title IV of the Higher Education Act of 1965, as amended, the Fair Debt Collection Practices Act, as amended, and the Real Estate Settlement Procedures Act, as amended. In addition, Business Loan Center is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws). Business Loan Center believes it is in material compliance with all applicable rules and regulations.

                  Competition. The commercial lending business is highly competitive and the Company competes with many banks and other non-bank lending institutions, most of which are substantially larger, and have greater financial resources and name recognition. There are currently fourteen licensed non-bank lenders which compete within the Guaranteed Loan Program lending market. Additionally, certain banks and non-bank lending institutions which participate in the Guaranteed Loan Program have also been designated as "Preferred" or "Certified Lenders". There is no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

                  Seasonality.  Business Loan Center's business is not seasonal.

                  Loan Production Subsidiaries. The Company, recognizing the need to centralize its loan originations, has established three regional loan production subsidiaries to coordinate loan originations and to process applications received from Business Loan Center's network of independent loan referral sources. Business Loan Center's three wholly-owned loan production subsidiaries are BLC Financial Network Inc. ("BLC Network"), BLC Financial Network of Mid-America, Inc. ("BLC Mid-America"), and BLC Financial Network of Florida, Inc. ("BLC Florida").

                  During Fiscal Year 2000, Business Loan Center generated approximately 90% of its loan volume directly and indirectly, through loan referral sources constituting the representative network. Generally, a loan referral source is compensated after the closing of a loan. During the current fiscal year, no one loan source accounted for more than 8% of Business Loan Center's volume.

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

                  Southeastern First Financial Network, Inc. On February 5, 1996, the Company, through its wholly-owned subsidiary, BLC Financial Network,

Inc. ("BLC Network") acquired all of the issued and outstanding common stock of Southeastern First Financial Network, Inc., in exchange for 1,808,821 shares of the Company's Common Stock.

BLC Commercial Capital Corporation

                  Background. BLC Commercial Capital Corporation, a Florida corporation ("BLC Commercial"), is a wholly owned subsidiary of the Company. On November, 4, 1997 BLC Commercial was granted the authority to participate in the United States Department of Agriculture ("USDA") Business & Industry Guaranteed Loan Program (the "B&I Program").

                  BLC Commercial has offices in New York, New York and McKinney, Texas. In addition, BLC Network, BLC Mid-America, and BLC Florida originate B&I loans for the Company within their respective regions.

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

                  B&I Program Loan Portfolio. At June 30, 2000, BLC Commercial serviced a loan portfolio of eighteen loans in the approximate aggregate principal amount of $47,398,000. Of this amount, approximately $38,047,000 consisted of the USDA guaranteed portion of the loans and approximately $9,350,000 consisted of the unguaranteed portion of the loans. BLC Commercial has sold a $300,000 participation in the unguaranteed portion of one loan and has retained the entire unguaranteed portion of the remaining loans for its own account. The original principal amounts of these loans ranged between $150,000 and $5,000,000 with maturities between 15 and 30 years. The interest rates on these loans are adjustable and range between 1% and 2.25% over prime.

                  At June 30, 2000, one loan in the principal amount of $1,196,000 was delinquent or in liquidation, of which BLC Commercial's share was $239,000.

                  At June 30, 2000, six loans totaling $20,010,000 were approved by BLC Commercial and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial's existing capital resources should enable it to fund each of these loans.

                  Government Regulation. The level of funding for the B&I Program is subject to the federal budgeting process for each Federal Fiscal Year. Accordingly, the availability of funds for USDA guarantees under the B&I Program could increase or decrease each year. The federal budget for Federal Year 2000 is $1.0 billion.

                  Seasonality - BLC Commercial's business is not seasonal.

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

                  Companion Loan Program. BLC Capital originates first mortgage loans in conjunction with its SBA loans. These loans are funded by various financial institutions from which BLC Capital receives a fee. In addition, the Company has negotiated an agreement with a major financial institution to fund qualified companion loans originated by the Company from which BLC Capital receives a fee for both originating and servicing these loans.

                  Revenues. BLC Capital derives its revenue from servicing fees on those loans in its portfolio that it services, as well as from commissions on loan referrals to outside financial institutions. The referral fees received on these loans ranges from 3% to 9.75% of the loan amount and totaled $905,000 for the fiscal year ended June 30, 2000. See Management's Discussion and Analysis - Results of Operations.

                  Loan Portfolio. At June 30, 2000, BLC Capital through its Companion Loan Program serviced 27 loans, in the approximate aggregate principal amount of $17,500,000. During the fiscal year ended June 30, 2000, BLC Capital originated 19 loans totaling $12,675,000. See Management's Discussion and Analysis - Liquidity and Capital Resources.

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

Employees

                  The Company, through its subsidiaries, currently employs 79 full-time and three part-time employees. Of these employees, 12 are employed in executive or managerial capacities, 17 are employed in administrative or clerical capacities, 12 are employed in loan servicing capacities and 41 are employed in loan origination, processing and underwriting capacities. None of the Company's employees are represented by a collective bargaining unit. The Company considers its employee relations to be satisfactory.

Item  2. PROPERTIES.

                  The Company, through its subsidiaries, currently leases office space for all of its general business purposes in New York, New York, Richmond and Alexandria, Virginia (near Washington D.C.), Indianapolis, Indiana, Panama City Beach, Florida, Wichita, Kansas, Albuquerque, New Mexico, McKinney, Texas, Phoenix, Arizona, Omaha, Nebraska, and Oklahoma City, Oklahoma. See "Consolidated Financial Statements - Note 8".



------------------ --------------- --------------------- --------------- ---------------
                   New York,                                             Panama City
                   New York        Richmond, Virginia    Wichita,        Beach, Florida
                                                         Kansas
------------------ --------------- --------------------- --------------- ---------------
Approximate
Square Footage     11,800          7,100                 3,000           2,400
------------------ --------------- --------------------- --------------- ---------------

------------------ --------------- --------------------- --------------- ---------------
                   Indianapolis,   Alexandria,           Albuquerque,
                   Indiana         Virginia (near        New Mexico      Mckinney,
                                   Washington, D.C.)                     Texas
------------------ --------------- --------------------- --------------- ---------------
Approximate
Square Footage     1,300           1,000                 800             600
------------------ --------------- --------------------- --------------- ---------------


------------------ --------------- --------------------- ---------------
                                   Oklahoma City,        Omaha,
                   Phoenix,        Oklahoma              Nebraska
                   Arizona
------------------ --------------- --------------------- ---------------
Approximate
Square Footage     209             195                   128
------------------ --------------- --------------------- ---------------



Item 3.  LEGAL PROCEEDINGS.

                  None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On March 30, 2000, the Company held its Annual Meeting of Stockholders. The total number of shares voted at the meeting were 17,016,381, including proxies. At the meeting, stockholders voted on and approved: (1) the election of two directors of the Company (Robert F. Tannenhauser and Peter D. Blanck), (2) the ratification of the appointment of Richard A. Eisner & Company, LLP as auditors of the Company for the fiscal year ending on June 30, 2000 and
(3) the amendment to the Amended 1995 Management Incentive Plan to increase the number of shares of common stock that may be subject to options granted under the Plan. Votes were cast in the following manner:



----------------------------------------- ------------- ---------------- ------------ ------------
Issue                                      For           Against          Abstain       Not Voted
----------------------------------------- ------------- ---------------- ------------ ------------

1. Election of Directors

           Robert F. Tannenhauser         16,965,010                                      51,371
           Peter D. Blanck                16,965,110                                      51,271
----------------------------------------- ------------- ---------------- ------------ ------------
2. Ratification of Auditors               16,983,971       5,410           27,000

----------------------------------------- ------------- ---------------- ------------ ------------

3. Amendment to
   Amended                                16,734,447     250,298           31,636
   1995 Management Incentive Plan

----------------------------------------- ------------- ---------------- ------------ ------------

The following directors were not up for re-election at the meeting and they continued in office after the meeting: Irwin Redlener, Kenneth Schwartz, Jerome
B. Alenick, Robert W. D'Loren and Robert W. Wien.

Part II.

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

                  On April 30, 1998, the Company's Common Stock began trading on the American Stock Exchange. Prior to that date, the Company's Common Stock was listed for trading on the over-the-counter market through the OTC Electronic Bulletin Board. During Fiscal Year 1999, the AMEX and NASDAQ merged and became the NASDAQ AMEX. The following table lists the high and low sales prices, as reported by the AMEX from April 30, 1998 through June 30, 2000, and prior to that date, the range of high and low sale prices as reported by the National Quotation Bureau from January 1, 1998 through March 31, 1998.



                                 2000                                  High Sale        Low Sale
                                 ----                                  ---------        --------
                           Second Quarter (AMEX)                        2.313             1.625
                           First Quarter  (AMEX)                        3.25              1.625

                                 1999
                                 ----
                           Fourth Quarter (AMEX)                       2.125              1.50
                           Third Quarter  (AMEX)                       2.50               1.813
                           Second Quarter (AMEX)                       2.188              1.75
                           First Quarter  (AMEX)                       2.935              2.0


                                    1998
                           Fourth Quarter (AMEX)                        2.875             1.8125
                           Third Quarter  (AMEX)                        3.75              2.188
                           Second Quarter (AMEX)                        5.25              3.0625
                           First Quarter                                3.0625            1.375


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

                  As of September 11, 2000, there were approximately 791 holders of record of the Common Stock of the Company.

                  Throughout the fiscal years ended June 30, 1999 and June 30, 2000, the Company has raised, through private placements, $6,486,000 in convertible debentures. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations and the Company's Financial Statements, starting on page F-1.

Item 6.SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the financial statements included in this Report.

                                                    Year Ended June 30,

                                2000            1999          1998             1997           1996
                                ----            ----          -----            -----          ----
Summary of Operations:


Total revenues            26,366,000     $19,422,000      $15,729,000     $7,168,000     $4,997,000

Income before
 extraordinary items       5,282,000       3,103,000        3,226,000      1,702,000        553,000

Extraordinary item                                                           245,000         91,000

Net Income                 5,282,000      $3,103,000       $3,226,000     $1,947,000       $644,000
Income per share (basic)
before extraordinary  item       .26             .16              .18            .10            .04

Income per share
from extraordinary item            -               -                -            .01            .01
Net income per
share (basic)                    .26             .16              .18            .11            .05

Net income per share             .22             .14              .15            .11            .04
(diluted)


As of June 30:

Total assets             $85,896,000     $68,037,000      $53,281,000    $20,086,000    $10,983,000

Total liabilities        $60,805,000     $48,890,000      $39,012,000    $12,896,000     $5,657,000

Shareholders' equity     $25,091,000     $19,147,000      $14,269,000     $7,190,000     $4,601,000

Shareholders' equity
per share                       1.23             .94              .72            .41            .27







Selected Quarterly Financial Data (Unaudited)
Summarized Quarterly data was as follows:                              Three Months Ended
                                                                       ------------------

                                                       September 30      December 31      March 31          June 30
                                                       ------------      -----------      --------          -------

Year ended June 30, 2000

Revenues                                                 $4,513,000       $8,326,000    $6,247,000       $7,280,000

Expenses                                                  3,731,000        4,763,000     4,567,000        5,167,000

Provision for Income Taxes                                  310,000        1,410,000       691,000          445,000

Net income                                                 $472,000       $2,153,000     $ 989,000       $1,668,000

Earnings Per Share:

Basic:

Net income                                                      .02              .11           .05              .08

Diluted:

Net income                                                      .02              .09           .04              .07



Year ended June 30, 1999

Revenue                                                  $4,626,000       $6,868,000    $4,430,000       $3,498,000

Expenses                                                  3,649,000        3,959,000     3,423,000        3,237,000

Provision for Income Taxes                                  410,000        1,144,000       398,000           99,000

Net Earnings                                               $567,000      $ 1,765,000      $609,000        $ 162,000

Earnings Per Share:

Basic:

Net income                                                      .03              .09           .03              .01

Diluted:

Net income                                                      .03              .07           .03              .01




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

                  The Company currently maintains a $50,000,000 credit facility to fund both the guaranteed and unguaranteed portion of 7(a) Program loan originations, as well as a $15,000,000 credit facility to fund both the guaranteed and unguaranteed portions of B&I loans. Borrowings under the guaranteed line are repaid immediately upon the sale of the guaranteed portion on the secondary market.

                  During the fiscal year ending June 30, 2000, the Company, through its subsidiary Business Loan Center, Inc., successfully completed the closing of a revolving securitization facility totaling $75 million. This type of securitization structure provides for periodic sales of the unguaranteed portion of SBA loans into a conduit facility on a revolving basis. The initial sales, which took place in December 1999, consisted of two pools of unguaranteed SBA loans approximating $23.2 million. During the subsequent quarters, Business Loan Center, sold an additional pool totaling approximately $15.9 million. Proceeds from the sale were used to reduce the credit lines.

                  In addition, the Company, through a private placement of convertible debentures, raised approximately $1,621,000 during the year ended June 30, 2000. The debentures were initially convertible into common stock at $3.50 per share. However, during the year ended June 30, 2000, the conversion price was reduced to $2.75 per share. The debentures have a four-year term and pay interest quarterly at the rate of 9% per annum.

                  At June 30, 2000, sales of the guaranteed portions of loans in the aggregate amount of $13,926,000 were pending settlement in the secondary market, while $7,494,000 were pending construction and/or renovation completions. Upon the completion of these funding projects, participation in these loans may be sold in the secondary market, providing the Company with a source of revenues. Subsequent to June 30, 2000, the Company received net cash premiums, after repayment of indebtedness, of approximately $1,195,000 from those loans pending settlement at June 30, 2000.

                  Pursuant to a loan participation agreement entered into with a purchaser during the fiscal year ended June 30, 1996, Business Loan Center, at its option, in respect to loans which are delinquent for more than 60 days is required to either (i) repurchase the loan or (ii) substitute interest in another loan of equal value. During Fiscal Year 2000, four loans with an aggregate value of approximately $223,000 were repurchased.

                  The Company believes that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements, based on the resources provided by the credit facilities described above, the anticipated proceeds from sales of both the guaranteed and unguaranteed portion of loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable. Management believes that Business Loan Center and BLC Commercial should be able to originate and fund at least $190 million in new loans during Fiscal Year 2001. However, there can be no assurances that the Company will be able to achieve this level.

Year 2000 Update

         The Company has not had any Year 2000 problems subsequent to December 31, 1999 and does not anticipate any in the future. However, the Company plans to continue to conduct analyses of the Company's information technology systems and Year 2000 testing procedures. To date, the Company's costs associated with Year 2000 issues have not been material, and management does not anticipate that the costs which may be incurred subsequent to June 30, 2000 to exceed $50,000.

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

Results of Operations

                  General. Demand for long-term commercial loans throughout the United States has continued to remain at substantially high levels over the last several years. The Guaranteed Loan Programs have assisted participating lenders in providing record amounts of guaranteed loans over the past three federal fiscal years. Business Loan Center and BLC Commercial have contributed to the success of the Guaranteed Loan Programs by originating loans in the principal amount of approximately $163,568,000, for Fiscal Year 2000, resulting in a serviced loan portfolio approximating $376,007,000. By establishing an effective loan origination network spanning the United States, management believes that the Company has positioned itself to achieve ongoing growth, both with respect to the amount of loans originated and the geographic areas in which it operates. The origination network is currently comprised of loan referral sources that service several broad geographic regions and provide customers with a variety of financial products.

                  Management of the Company is sensitive to industry and geographical trends, including failure rates in various industries, general condition of local economies, and the resultant effect on businesses and real estate values. Generally, the Company's current lending pattern, both regarding industry and geographic location, is extremely diverse. At June 30, 2000, businesses in over 145 distinct industries in approximately 45 different states had received loans from Business Loan Center. The largest industry sectors in Business Loan Center's serviced portfolio include: lodging, approximating 33% of the aggregate loan portfolio, gas stations and convenience stores, approximating 10% and restaurants, approximating 11% of the aggregate loan portfolio.

                  Fiscal Year 2000 vs. Fiscal Year 1999. The Company recorded net income of $5,282,000 (or $.26 per basic share) for the fiscal year ended June 30, 2000 ("Fiscal Year 2000") as compared to net income of $3,103,000 (or $.16 per basic share) for the year ended June 30, 1999 ("Fiscal Year 1999"). Net income before provision for income taxes ("Operating Income") was $8,138,000 for Fiscal Year 2000, as compared to $5,154,000 for Fiscal Year 1999.

                   Revenues for Fiscal Year 2000 grew from approximately $19,422,000 at June 30, 1999 to $26,366,000 at June 30, 2000, an increase of
36%. This increase in revenues resulted primarily from an increase in gain on sale of loans and interest income, which arose from increased loan originations as well as increased loan sales during the fiscal year. During Fiscal Year 2000, the Company originated $163,568,000 in new loans as compared to $112,142,000, which represents an increase of over 45%. As of June 30, 2000, the Company maintained a serviced loan portfolio of 626 loans, which approximated
$376,007,000 as compared to 454 loans, which approximated $248,544,000 at June 30, 1999.

                  Gain on sale of loans increased from $11,868,000 for Fiscal Year 1999 to $16,687,000 for Fiscal Year 2000, an increase of 41%. This is attributable to increases sales of both the guaranteed and unguaranteed portions of loans originated. The Company sold $120,983,000 in guaranteed loans during Fiscal Year 2000 as compared to $79,240,000 in Fiscal Year 1999. The unguaranteed portion of loans securitized and sold during Fiscal Year 2000 increased to $39,191,000 from $24,317,000 for Fiscal Year 1999. These increases were partially offset by an overall reduction in the average premium received on the sale of the guaranteed portion of the loans in the secondary marketplace. During Fiscal Year 1999, the average premium received on the sale of the guaranteed portion of loans was 109% as compared to 108% for Fiscal Year 2000.

                  Interest income increased from approximately $3,550,000 for Fiscal Year 1999 to approximately $4,654,000 for Fiscal Year 2000, or by 31%. This increase resulted from both an increase in the prime rate, which is the base rate for all of the Company's loan originations, as well as an increase in the overall loan originations experienced during the fiscal year. The prime rate increased to 9.5% as of June 30, 2000, as compared to 8% at June 30, 1999.

                  Service fee income was $2,355,000 as of June 30, 1999 as compared to $2,896,000 at June 30, 2000, an increase of 23%. This increase was primarily due to an increase in the serviced and sold loan portfolio which approximated $315,340,000 at June 30, 2000 compared to $195,773,000 at June 30, 1999. The increase was partially offset by an overall decrease in the service fee rates earned on the sale of guaranteed portion of SBA loans as well as an increase in the amortization or principal payments on the residual interests. The average service fee earned on the sale of the guaranteed portion of SBA loans originated during Fiscal Year 2000 was 1.12% as compared to 1.54% for Fiscal Year 1999. Service fees and residual interest rates earned on both the SBA and USDA guaranteed loans sold in the secondary market ranged between .25% and approximately 4.41%.

                  Miscellaneous income increased from $1,649,000 at June 30, 1999 to $2,129,000 at June 30, 2000, an increase of 29%. This increase can be attributed to increased fees earned on the origination and sales of non-SBA loans, as well as fees earned in connection with packaging these and other SBA and B&I loans.

                  Operating expenses increased from approximately $8,636,000 for Fiscal Year 1999 to approximately $11,237,000 for Fiscal Year 2000, an increase of 30%. This increase resulted from increases in payroll, commissions and travel associated with continued growth and expansion.

                  General and administrative expenses increased to approximately $3,126,000 for Fiscal Year 2000 compared to $2,746,000 at Fiscal Year 1999, an increase of 14%. This was due to increases in corporate and legal services as well as amortization of costs associated with additional financing obtained throughout the past fiscal year.

                  Interest expense increased by approximately 34% during Fiscal Year 2000 as compared to the prior year's period. The increase was due to increased borrowing to meet the continued growth in loan production activities as well as an increase in the base borrowing rate.

                  The number and aggregate principal amount of the loans in the Company's portfolio at the end of Fiscal Year 2000 may be classified and compared to the loans in its portfolio at the end of Fiscal Year 1999 as follows:



                        YEAR ENDED 6/30/00                                      YEAR ENDED 6/30/99
                -------------------------------                         -------------------------------
                    Total          Guaranteed    Ungteed.                    Total       Guaranteed   Ungteed.
                    Amount         Amount        Amount      # Loans         Amount        Amount       Amount    # Loans
          -----------------------------------------------------------   -------------------------------------------------


Performing Loans   $352,314,000   $258,867,000   $93,447,000   578      $238,586,000    $173,610,000  $64,976,000    418

Delinquent Loans     11,447,000      8,293,000     3,154,000    15           870,000         653,000      217,000      1

Loans in
 liquidation         12,246,000      8,921,000     3,325,000    33         9,088,000       7,415,000    1,673,000     35
                   ------------   ------------  ------------   ---      ------------    ------------  ------------   ----

Total Loans        $376,007,000   $276,081,000   $99,926,000   626      $248,544,000    $181,678,000  $66,866,000    454
                   =============  ============                ====      ============    ============                 ====

LESS:

Loans Sold                                       $75,934,000                                          $42,878,000

Allowance for Credit Losses                        1,153,000                                              914,000

Deferred Income & Other                              548,000                                            1,138,000
                                                ------------                                          -----------

Loans Receivable Net                             $22,291,000                                          $21,936,000
                                                =============                                        ============


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

                In certain cases, when the aforementioned factors prevent the borrower from making any payments for a prolonged period of time, and the loan falls beyond 90 days past due, the loan may then be categorized as in "liquidation." After formal request is made by the Company or the fiscal transfer agent ("FTA"), the SBA honors its guaranty by purchasing the guaranteed portion of the loan, as well as all interest that is due for a period of up to 120 days. In general, loans in liquidation are serviced through the efforts of Business Loan Center.

                  Fiscal Year 1999 vs. Fiscal Year 1998. The Company recorded net income of $3,103,000 (or $.16 per basic share) for Fiscal Year 1999 as compared to net income of $3,226,000 (or $.18 per basic share) for the year ended June 30, 1998 ("Fiscal Year 1998"). Net income before provision for income taxes and extraordinary item ("Operating Income") was $5,154,000 for Fiscal Year 1999, as compared to $5,337,000 for Fiscal Year 1998.

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

                  Interest income increased from approximately $2,439,000 for Fiscal Year 1998 to approximately $3,550,000 for Fiscal Year 1999, or by approximately 46%. This was primarily due to an increase in the average outstanding and performing retained loan portfolio held by the Company during the year, which included both the unguaranteed portions of loans held as well as the guaranteed portion of loans held for multiple disbursements and/or construction disbursements. A portion of this increase can be attributed to the increase in the Company's performing and retained loan portfolio at June 30, 1999 which approximated $34,027,000 as compared to $28,971,000 at June 30, 1998.

                  Service fee income increased by approximately 105% from the prior year primarily due to the Company's increased serviced and sold loan portfolio which approximated $195,773,000 at June 30, 1998. Servicing fees earned by the Company on those guaranteed loans sold in the secondary market have ranged between .50% and 4.06% per annum.

                  Operating expenses increased from approximately $6,481,000 for Fiscal Year 1998 to approximately $8,636,000 for Fiscal Year 1999. This increase resulted from increases in payroll, commissions and travel associated with continued growth and expansion. With the addition of new offices during the year, the Company experienced an unusually high rate of operational expenses. It is expected that a corresponding increase in loan origination levels, and therefore, revenues should result from these production offices during the fiscal year ended June 30, 2000.

                  General and administrative expenses of approximately $2,746,000 for Fiscal Year 1999 increased from approximately $1,753,000 for the prior year's period primarily due to additional loan production offices, corporate services and amortization of costs associated with the additional financing obtained throughout the past fiscal year.

                  Interest expense increased by approximately 34% during Fiscal Year 1999 as compared to Fiscal Year 1998. The increase was due to increased borrowing to meet continued growth in loan production activities during this period which was somewhat offset by an interest rate reduction obtained by the Company from its lender.

                  Loans in the approximate aggregate principal amount of $112,142,000 were originated during Fiscal Year 1999, as compared to loans in the approximate aggregate principal amount of $93,854,000 for Fiscal Year 1998, representing a 19% increase in origination activities during the referenced periods. The guaranteed principal amount of the loans originated during Fiscal Year 1999 approximated $81,205,000 as compared to the aggregate guaranteed principal of $67,357,000 for Fiscal Year 1998. Of those loans originated and fully funded during Fiscal Year 1999, substantially all of the guaranteed portions were sold in the secondary market subsequent to the full funding of each loan, at premium rates approximating 109%. During Fiscal Year 1999, the Company securitized and sold approximately $24,317,000 in unguaranteed loans. Sales of both the guaranteed and unguaranteed portion of these loans during Fiscal Year 1999 resulted in $11,868,000 of gains as compared to $10,583,000 for Fiscal Year 1998.

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

Item 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

                  In general, the Company manages its interest rate risk through the use of variable-based interest rate indices for its borrowing and lending activities. Specifically, the Company's borrowing rates from its lender are based upon a spread above Prime Rate and the LIBOR Rate while the lending rate to its borrowers is based upon a spread above the Prime Rate. During Fiscal Year 2000 the Company entered into a $75 million revolving securitization which allows the Company to sell the unguaranteed portion of SBA loans into the securitization conduit. As the Company periodically sells loans into the conduit, it reduces its exposure to the lender. Accordingly, the potential interest rate mismatch from the changes in the indices is of short duration.

                  Since the interest rates on the loans are based on the Prime Rate and the interest rate on the conduit is based on LIBOR, the Company, under the terms of the securitization, concurrently with selling loans, enters into interest rate swaps to provide a cash flow hedge, which substantially mitigates the interest rate risk. The net charge to operations during Fiscal Year 2000 due to the interest rate swaps approximated $11,700. As a result, management believes that the Company has substantially insulated itself from the impact of a change in interest rates.

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

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

Part III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

                The directors and executive officers of the Company, their ages and present positions held in the Company are as follows:


                                 Age (at                                                              Year Term
            Name                 9/11/00)          Positions        Director Since    Officer Since   Will Expire
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert F. Tannenhauser (1)    55             President &          September 1986    September 1986   2003
                                             Chairman of the
                                             Board
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Peter D. Blanck (1)(3)        43             Director             June 1993         N/A              2003
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Jerome B. Alenick (2)         71             Director             May 1998          N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert W. D'Loren (3)         42             Director             June 1997         N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Irwin E. Redlener, M.D. (3)   56             Director             June 1997         N/A              2002
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Kenneth S. Schwartz, M.D.     55             Director             June 1997         N/A              2002
(2)
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Robert W. Wien (2)            49             Director             June 1997         N/A              2001
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Leonard Rudolph               53             Executive Vice       N/A               May 1998         N/A
                                             President
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
Jennifer M. Goldstein         28             Chief Financial      N/A               June 1996        N/A
                                             Officer & Treasurer
----------------------------- -------------- -------------------- ----------------- ---------------- ------------
David I. Redlener             32             Secretary            N/A               June 1997        N/A
----------------------------- -------------- -------------------- ----------------- ---------------- ------------

(1)    Member of the Executive Committee
(2)    Member of the Audit Committee
(3)    Member of the Compensation Committee
------------------------------------

                Each director holds office, for the term limit set forth above, until the next annual meeting of the Company's shareholders and until his successor has been elected and qualified. Since the Company's reorganization, annual meetings of its shareholders were held in September 1990, June 1993, June 1997, May 1998, April 1999, and March 2000. Each of the executive officers serves at the pleasure of the Board of Directors.

                  Robert F. Tannenhauser has been a full time employee of Business Loan Center, Inc. or its predecessor Business Loan Center, a New York general partnership, since March 1995. From January 1992 until February 1995, Mr. Tannenhauser was of counsel to the law firm of Hall Dickler Kent Friedman & Wood, LLP. Mr. Tannenhauser has been or is a principal or general partner of various corporations or partnerships engaged in the oil and gas or real estate businesses. Additionally, Mr. Tannenhauser serves as a Director of the Children's Health Fund, together with Dr. Redlener.

                  Peter Blanck has been a Professor of Law since 1993, and a Professor of Occupational Medicine since 1997 with the University of Iowa. Since February 1992, Dr. Blanck has been a director and the President of Futuronics Corporation. Dr. Blanck is the brother-in-law of Robert F. Tannenhauser.

                Robert W. D'Loren has been President of CAK Universal Credit Corporation since February 1, 1998. Prior to that he was self-employed for eleven years and conducted business in a company known as D'Loren, Levien & Company, LLC., which provided investment banking services to the mortgage and asset-backed industry. Prior to forming his own company in 1986, Mr. D'Loren served as manager in the accounting firm of Deloitte Touche.

                Irwin Redlener is currently President of the Children's Hospital at Montefiore Medical Center and has been a Professor of Pediatrics at the Albert Einstein College of Medicine, Montefiore Medical Center since 1990. Since 1990, Dr. Redlener has also served as Director of the Division of Community Pediatrics at Montefiore. Dr. Redlener is President and Director of the Children's Health Fund, a not-for-profit foundation developed to support health care for homeless and medically underserved children. Dr. Redlener has been a special consultant on health care policy for the White House and the federal Department of Health and Human Services.

                  Kenneth S. Schwartz is a principal of S&D Medical LLP, New York. Prior to this, he had been Chief Medical Officer of American Imaging Management Inc. in Northbrook, Illinois since December 1998. From 1996 to 1998, Dr. Schwartz was Senior Executive Vice President of Complete Management, Inc., New York, New York. From 1981 to 1995, Dr. Schwartz served as a Director of
Radiology at Hudson Valley Hospital, Peekskill, New York and was Medical Director at Putnam Hospital Center, Carmel, New York from 1991 through 1994. From March 1995 to November 1996, he was Systems Director of Radiology and imaging at St. Francis Hospital in Hartford, Connecticut.

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

                  David Redlener was elected Secretary of the Company in June 1997. From September 1994 until December 1996, Mr. Redlener was employed as an Assistant District Attorney in the County of the Bronx, New York. Currently, Mr. Redlener is employed as Counsel and Vice President of Business Loan Center, Inc. Mr. Redlener graduated with a degree in Economics from Hunter College and earned his law degree from Saint Louis University School of Law in May 1994. He is currently pursuing a MBA in Finance at Fordham University. Mr. Redlener is the son of Dr. Irwin Redlener, a Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                During fiscal year ended June 30, 2000, there were no late filings made by any officers or directors or beneficial owner of more than 10% of the Common stock of the Company with respect to Section 16(a) of the Securities Exchange Act of 1934, as amended.


Item 11.        EXECUTIVE  COMPENSATION.

Summary Compensation Table

                The following table sets forth all plan and non-plan compensation paid to the named individual for services rendered in all capacities to the Company and its subsidiaries during the three fiscal years ended June 30, 2000. The following salaries and/or benefits are presently payable pursuant to employment agreements.



                           SUMMARY COMPENSATION TABLE

------------------------------ --------------------------- ---------------------------- --------------------------
Name and Principal Position    Fiscal Year                 Annual Compensation                Securities Underlying
                                                                                              Options
------------------------------ --------------------------- ---------------------------- --------------------------
                                                           Salary       Bonus      Other
                                                           ------       -----      -----
Robert F. Tannenhauser         2000                        $300,000     $0         $0           $235,000
President and Director         1999                        $224,285 (1) $50,000    $0            375,000
                               1998                        $208,085 (1) $0         $0            500,000
------------------------------ --------------------------- ---------------------------- --------------------------
Leonard Rudolph                2000                        $179,808     $15,000    $0             20,000
Executive Vice President       1999                        $170,000     $10,000    $0             25,000
                               1998                        $ 36,154(2)  $0         $0             70,000 (3)
------------------------------ --------------------------- ---------------------------- --------------------------
Jennifer Goldstein             2000                        $143,269     $          $0            100,000
Treasurer                      1999                        $124,038     $35,000    $0             75,000
                               1998                         $91,923     $15,000    $0            100,000
------------------------------ --------------------------- ---------------------------- --------------------------

(1)    Includes premiums for excess health insurance.
(2)    Based upon approximately two months of salary at an annual rate of
       $170,000
(3) During the year ended June 30, 1999, the exercise price for these options were repriced to $3.25 from $4.81.

                  Compensation of Directors. During Fiscal Year 2000, pursuant to Non-Qualified Stock Option Agreements, each Director was granted 35,000 options to purchase Common Stock at an exercise price of $2.20, all of which are exercisable immediately or at any time prior to March 29, 2005. As additional compensation, each Director is to receive $1,000 per meeting of the Board of Directors and/or committee thereof.

                  Executive Employment Agreements. The Company has entered into Employment Agreements with Robert F. Tannenhauser, President, with Leonard Rudolph, Executive Vice President, and Jennifer M. Goldstein, Chief Financial Officer and Treasurer of the Company.

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

                  Leonard Rudolph. Leonard Rudolph's Employment Agreement provides that he shall be employed as Executive Vice President and President of Business Loan Center, Inc. through April 30, 2003 at an annual gross salary of $170,000. Mr. Rudolph was also granted a $10,000 signing bonus as well as options to purchase 70,000 shares of Common Stock at an exercise price of $4.81, which shall vest equally over four years. During Fiscal Year 2000, Mr. Rudolph's salary was increased to $185,000. During Fiscal Year 1999, the Board of Directors of the Company adjusted the exercise price of the options to purchase 70,000 shares to $3.25 per share. Mr. Rudolph is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center, Inc. on the same basis as all other executive employees. He may terminate this Agreement in the event that Robert. F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under his employment agreement.

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

                  Jennifer Goldstein. Jennifer Goldstein's employment agreement provides that she shall be employed as Treasurer and Chief Financial Officer of the Company, BLC Commercial, BLC Capital and Business Loan Center through September 30, 2002 at an initial annual gross salary of $100,000. Effective in each October beginning in 1998 and ending in 2000, this base salary increases by $25,000. Concurrent with the signing of her employment agreement, Ms. Goldstein was granted options to purchase 100,000 shares of Common Stock at an exercise price of $.82, which shall vest equally over the next five years. Ms. Goldstein is also entitled to participate in all benefit plans established from time to time by the Company and Business Loan Center on the same basis as all other executive employees. She may terminate this Agreement in the event that Robert
F. Tannenhauser is no longer affiliated with the Company. Mr. Tannenhauser shall be deemed to be affiliated with the Company as long as he serves as an Officer or Director of the Company. A termination under this provision shall not be deemed a termination for cause under her employment agreement.

                  The  agreement  shall   automatically   renew  for  successive
one-year periods unless notice to the contrary is given by any party not less than 90 days prior to the expiration of the then current term.

                  The agreement obliges the Company to pay to Ms. Goldstein the greater of $100,000 or her annual gross salary if (i) Ms. Goldstein's employment is terminated for any reason other than her death or disability, (ii) the agreement is not renewed by the Company or Business Loan Center or (iii) Ms. Goldstein terminates the agreement due to a reduction in salary or benefits or the diminution of her responsibility, authority or status as an executive.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                  The following table sets forth information concerning each exercise of stock options during Fiscal Year 2000 by the named individual, along with the year-end value of unexercised options/warrants at June 30, 2000.


----------------------------- ---------------- ---------------- ------------------------ ---------------------------

                                                                Number of Securities     Value of Unexercised
Name                                                            Underlying Unexercised   In-The-Money
                              Shares                            Options at 6/30/00       Options/Warrants at
                              Acquired on                       exercisable /            6/30/00 (4) exercisable /
                              Exercise         Value Realized   unexercisable            unexercisable
----------------------------- ---------------- ---------------- ------------------------ ---------------------------
Robert F. Tannenhauser
President and Director        0                0                672,500 / 900,000 (1)    $650,652 / 422,000
----------------------------- ---------------- ---------------- ------------------------ ---------------------------
Leonard Rudolph
Executive Vice President      0                0                35,000 / 55,000 (2)      $    0
----------------------------- ---------------- ---------------- ------------------------ ---------------------------
Jennifer Goldstein
Chief Financial Officer       75,000           $103,125         55,000 / 220,000 (3)     $ 42,200 / 63,300
----------------------------- ---------------- ---------------- ------------------------ ---------------------------

(1) Includes 375,000 options at an exercise price of $2.90 of which 75,000 were currently exercisable at June 30, 2000, 500,000 options at an exercise price of $.82 of which 100,000 shares were currently exercisable at June 30, 2000, 200,000 options at an exercise price of $1.99 of which none were currently exercisable at June 30, 2000, 427,500 options at an exercise price of $.60 of which 427,500 were exercisable at June 30, 2000 (all of which were exercised on September 7, 2000), and Directors options of 10,000 at an exercise price of $3.31 and 25,000 at an exercise price of $2.00 and 35,000 at an exercise price of $2.20 all of which were currently exercisable at June 30, 2000.
(2)Includes 70,000 options at an exercise price of $3.25 of which 35,000 were currently exercisable at June 30, 2000, 25,000 options at an exercise price of $2.90 of none of which were currently exercisable at June 30, 2000, and 20,000 options at $1.99 of which none were currently exercisable at June 30, 2000.
(3) Includes 75,000 at an exercise price of $2.90 of which 15,000 were currently exercisable at June 30, 2000, 100,000 options at an exercise price of $.82 of which 40,000 were currently exercisable at June 30, 2000, and 100,000 at an exercise price of $1.99 per share none of which were currently exercisable at June 30, 2000.
(4)The value realized equals the market value of the common stock at June 30, 2000 (Closing Bid) minus the exercise price multiplied by the number of shares. The price of a share of common stock at the close of business on June 30, 2000 was $1.875



                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

----------------------- -------------- -------------- ---------- ----------- ------------------- ----------------------
                                                                                      Potential             Potential
                                                                               realizable value      realizable value
                            Number of        % Total                          at assumed annual     at assumed annual
                           securities   Options/SARs                             rates of stock        rates of stock
                           underlying     Granted to   Exercise                           price                 price
                         options/SARs   Employees in      Price  Expiration    appreciation for      appreciation for
Name                          Granted    Fiscal Year  ($/share)        Date    option term 5% ($)    option term 10% ($)
----------------------- -------------- -------------- ---------- ----------- ------------------- ----------------------
Robert F. Tannenhauser
President and Director        200,000            34%      $1.99    10/24/04             $73,329            $204,330
                               35,000             6%      $2.20     3/29/04             $12,340             $35,735
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
Leonard Rudolph
Executive Vice                 20,000             3%      $1.99    10/24/04              $7,933             $20,433
President
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------
Jennifer Goldstein
Chief Financial               100,000            17%      $1.99    10/24/04             $39,655            $102,165
Officer
----------------------- -------------- -------------- ---------- ----------- ------------------- -------------------


                  Reference is made to Item 12 of this Report entitled "Certain Relationships and Related Transactions" for a description of fees paid to entities that are affiliated with certain executive officers and a description of the employment agreements with officers and employees.

Compensation Committee Interlocks and Insider Participation.

                  At June 30, 2000, Peter Blanck, Robert D'Loren and Irwin Redlener were members of the Compensation Committee of the Board of Directors of the Company. The Compensation Committee's functions include the review and approval of compensation and terms of employment for all executive officers and administering the grant of employee stock options pursuant to the 1995 Amended Management Incentive Plan. Peter Blanck is a substantial shareholder, debenture holder and warrant holder of the Company and brother-in-law to Robert F. Tannenhauser, who serves as President and Chairman of the Board. In addition, Robert D'Loren and Irwin Redlener are also warrant and/or option holders and/or shareholders of the Company. (See Item 12 Security Ownership of Certain Beneficial Owners and Management).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

                  The following table sets forth certain information as of September 11, 2000 with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive officer and (iv) all directors and officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 ("Rule 13d-3") based upon information furnished by the persons listed or known to the Company. Except as indicated on the following page, the shareholders listed possess sole voting and investment power with respect to their shares.


--------------------------------------- ------------------------------------- -------------------------------------
Name and Address of Beneficial          Amount and Nature of Beneficial
Owner                                   Ownership                             Percent Of Class
--------------------------------------- ------------------------------------- -------------------------------------
Futuronics Corporation                  2,595,224 (1)                         12.05%
3652 Forest Gate Drive, N.E.
Iowa City, Iowa 52240
--------------------------------------- ------------------------------------- -------------------------------------
Peter D. Blanck                         3,431,390 (2)(3)                      15.78%
University of Iowa, College of Law
Iowa City, Iowa 52241
--------------------------------------- ------------------------------------- -------------------------------------
Richard Blanck                          3,211,391 (2)(4)                      14.87%
9 Hickory Road
Manhasset Hills, New York 11040
--------------------------------------- ------------------------------------- -------------------------------------
Robert W. D'Loren                       290,000(5)                            1.33%
72 Woodland Drive
Oyster Bay Cove, NY 11771
--------------------------------------- ------------------------------------- -------------------------------------
Jennifer M. Goldstein                   267,275(6)                            1.24%
50 West 72nd Street
New York, New York 10023
--------------------------------------- ------------------------------------- -------------------------------------
David I. Redlener                       11,940(7)                             *
155 Henry Street
Brooklyn, New York  11201
--------------------------------------- ------------------------------------- -------------------------------------
Irwin E. Redlener                       90,000(8)                             *
11 Alfred Lane
New Rochelle, New York 10804
--------------------------------------- ------------------------------------- -------------------------------------
Diane Rosenfeld                         1,112,484 (9)                         5.11%
RR #1 Box 427 D
County Road #86
Amenia, New York 12501
--------------------------------------- ------------------------------------- -------------------------------------
Kenneth S. Schwartz                     101,525(10)                           *
284 Guard Hill Road
Bedford, New York 10506
--------------------------------------- ------------------------------------- -------------------------------------
Carol Tannenhauser                      5,800,338 (2)(11)                     26.30%
210 East 68th Street
New York, New York 10021
--------------------------------------- ------------------------------------- -------------------------------------
Robert F. Tannenhauser                  5,800,338 (11)                        26.30%
210 East 68th Street
New York, New York 10021
--------------------------------------- ------------------------------------- -------------------------------------
Jerome B.  Alenick                      377,500 (12)                          1.75%
26 Columbia Turnpike
Florham Park, New Jersey 07932
--------------------------------------- ------------------------------------- -------------------------------------
Robert W. Wien                          159,500 (13)                          *
24 James Road
Mount Kisco, New York 10549
--------------------------------------- ------------------------------------- -------------------------------------




--------------------------------------- ------------------------------------- -------------------------------------
Name and Address of Beneficial          Amount and Nature of Beneficial
Owner                                   Ownership                             Percent Of Class
--------------------------------------- ------------------------------------- -------------------------------------
Leonard Rudolph                         60,925 (14)                           *
3 Pelham Place
East Brunswick, New Jersey 08816
--------------------------------------- ------------------------------------- -------------------------------------

All Directors and officers              7,783,339(15)                         33.83%
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

(3) Includes (a) 160,737 shares owned directly by Peter D. Blanck, (b) 295,267 shares deemed owned by Peter D. Blanck as custodian for his four children, (c) 70,000 shares underlying options owned by Peter D. Blanck, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which Peter D. Blanck is a Trustee and Beneficiary,
         (e) 2,595,224 shares owned by Futuronics Corporation of which Peter D. Blanck is an officer and director, (f) 100,000 shares that may be acquired upon the conversion of Debentures held directly by Peter D. Blanck and (g) 33,332 shares that may be acquired upon the conversion of debentures held by Peter D. Blanck as custodian for his four children.

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

(5) Includes (a) 200,000 shares that may be acquired upon the exercise of Warrants held by D'Loren Levien & Company L.L.C. of which Robert D'Loren is a member and (b) 90,000 shares that maybe acquired upon the exercise of options held by Robert D'Loren.

(6) Includes (a) 197,275 shares owned by Jennifer M. Goldstein, and (b) 70,000 shares underlying options exercisable as of September 11, 2000 owned by Jennifer M. Goldstein.

(7) Includes (a) 1,940 shares owned by David Redlener and (b) 10,000 shares that may be acquired upon the exercise of options held by David Redlener.

(8) Includes 90,000 shares that may be acquired upon the exercise of options held by Irwin Redlener.

(9) Includes (a) 666,710 shares directly owned by Diane Rosenfeld, (b) 218,274 shares directly owned by Eric Rosenfeld , (b) 202,500 shares underlying options owned by Diane Rosenfeld and (d) 25,000 shares that may be acquired upon the exercise of Warrants owned by Diane Rosenfeld.

(10) Includes (a) 11,525 shares directly owned by Kenneth Schwartz or jointly with Jane Schwartz, and (b) 90,000 shares that may be acquired upon the exercise of options held by Kenneth Schwartz.

(11)     Includes (a) 638,279 shares owned  directly by Robert F.  Tannenhauser,
         (b) 1,325,409 shares directly owned by Carol Tannenhauser, the spouse of Robert F. Tannenhauser, (c) 2,595,224 owned by Futuronics Corporation of which the spouse of Robert F. Tannenhauser is an officer and director, (d) 176,830 shares owned by Trust created under the Will of Albert Blanck under which the spouse of Robert F. Tannenhauser is Trustee and Beneficiary, (e)(f) 54,500 shares that may be acquired upon the conversion of Debentures held by Carol Tannenhauser, (g) 249,500 shares owned by David Tannenhauser, the son of Robert F. Tannenhauser and Carol Tannenhauser, (h) 164,600 shares owned by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (i) 84,899 shares owned by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (j) 4,500 shares that may be acquired upon the conversion of Debentures held by Robert F. Tannenhauser, (k) 21,167 shares that may be acquired upon the conversion of Debentures held by David Tannenhauser, the son of Robert
         F. Tannenhauser and Carol Tannenhauser, (l) 21,166 shares that may be acquired upon the conversion of Debentures held by Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser, (n) 22,132 shares held in trust for David Tannenhauser, the son of Robert
         F. Tannenhauser and Carol Tannenhauser, (o) 22,132 shares held in trust for Emily Tannenhauser, the daughter of Robert F. Tannenhauser and Carol Tannenhauser and (p) 420,000 shares underlying options exercisable as of September 11, 2000 owned by Robert F. Tannenhauser.

(12) Includes (a) 300,000 shares owned by the Defined Benefit Plan for the Benefit of Jerome Alenick, (b) 70,000 shares underlying options owned by Jerome Alenick, and (c) 7,500 shares owned by Jerome B. Alenick and Nicole A. Alenick as joint tenants and tenants in common.

(13) Includes (a) 35,000 shares owned directly by Robert W. Wien, (b) 90,000 shares that may be acquired upon the exercise of options held by Robert
         W. Wien, and (c) 34,500 shares that may be acquired upon the exercise of certain Warrants held by Robert W. Wien.

(14) Includes (a) 25,924 shares owned directly by Leonard Rudolph and (b) 35,000 shares underlying options exercisable as of September 11, 2000 owned by Leonard Rudolph.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Since June 30, 1992, various members of the immediate family and affiliates of Robert F. Tannenhauser have made available funds to the Company for the purpose of originating loans. In exchange for extending such loans, the Company paid interest to the person or entities funding such loans during Fiscal Years 2000, 1999, 1998, 1997 and 1996. For those periods, the Company incurred interest expense relating to such individuals in the aggregate amounts of $20,000, $19,000, $17,000, $157,000, and $130,000, respectively. The maximum amounts outstanding for these loans during the periods in question were $300,000, $1,077,000, $2,594,000, $2,594,000, and $2,108,000, respectively.
Additionally, certain members and affiliates of Mr. Tannenhauser's family participated in the debenture offering placed by the Company during Fiscal Year 1998 and 1999. During Fiscal Year 2000, interest expense relating to such individuals approximated $95,000 based upon the outstanding debenture of $1,240,000. Additionally, during Fiscal Year 1999, interest expense relating to such individuals totaled approximately $88,000 based upon outstanding debentures to said parties in the aggregate amount of $950,000.

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

                  For information on Peter Blanck, Kenneth Schwartz and Robert D'Loren see Item 11. Executive Compensation-Compensation Committee Interlock and Insider Participation.

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

    Independent Auditors' Report............................................ F-2
    Consolidated Balance Sheets at June 30, 2000 and 1999................... F-3
    Consolidated Statements of Income --
     Years Ended June 30, 2000, 1999 and 1998................................F-4
    Consolidated Statements of Changes in
     Shareholders' Equity --Years ended
     June 30, 2000, 1999 and 1998......................................... . F-5
    Consolidated Statements of Cash Flows --
     Years ended June 30, 2000, 1999 and 1998................................F-6
                  Notes to Consolidated Financial Statements.................F-7

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the instructions to Item 8 or are inapplicable, and therefore, have been omitted.

                  (a)(3)   Exhibits Filed
                           See  Exhibit  Index  beginning  on  page  40 of  this
                  Report.

                  (b)      Reports on Form 8-K
                           The  Company  filed one Report on Form 8-K during the
                  fiscal year ending on June 30, 2000. In December 1999, Business Loan Center, Inc., a wholly-owned subsidiary of the Company, successfully completed the closing of a revolving securitization facility which allows for periodic loans sales into a conduit facility.

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

                             JUNE 30, 2000 and 1999

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

   Statements of cash flows                                            F-6

   Notes to financial statements                                       F-7

INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
BLC Financial Services, Inc.


We have audited the  accompanying  consolidated  balance sheets of BLC Financial
Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of BLC Financial
Services, Inc. and subsidiaries as of June 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ended June 30, 2000, in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
September 15, 2000

BLC FINANCIAL SERVICES, INC.

Consolidated Balance Sheets



                                                                                                           June 30,
                                                                                                   2000               1999

ASSETS
   Loans receivable - net                                                                      $22,291,000        $ 21,936,000
   Loans held for sale                                                                           7,494,000           8,922,000
   Cash                                                                                          9,609,000           4,229,000
   Restricted cash                                                                               1,860,000           1,728,000
   Accounts receivable - loans sold                                                             15,121,000           8,982,000
   Accounts and other receivables                                                                1,803,000           2,681,000
   Prepaid expenses and security deposits                                                          592,000             595,000
   Leasehold improvements, furniture and equipment, net of accumulated
      depreciation of $882,000 in 2000; $571,000 in 1999                                         1,288,000           1,207,000
   Servicing assets                                                                              7,189,000           4,761,000
   Residual interests                                                                           16,794,000          10,877,000
   Deferred tax asset                                                                                    0           1,000,000
   Deferred financing costs, net of accumulated amortization of $1,344,000 in
      2000; $774,000 in 1999                                                                     1,132,000             669,000
   Other assets                                                                                    723,000             450,000
                                                                                             --------------     --------------

                                                                                               $85,896,000        $ 68,037,000
                                                                                             ==============     ==============

LIABILITIES
   Advances under credit facilities                                                            $45,840,000        $ 39,488,000
   Accounts payable and accrued expenses                                                         2,073,000             643,000
   Due to participants                                                                           2,466,000           1,640,000
   Allowance for estimated future losses on loans sold                                              10,000              77,000
   Notes payable                                                                                         0             120,000
   Convertible debentures                                                                        6,486,000           4,725,000
   Customer deposits                                                                             2,443,000           2,197,000
   Deferred tax liability                                                                        1,487,000                   0
                                                                                             -------------      --------------

        Total liabilities                                                                       60,805,000          48,890,000
                                                                                             -------------      --------------

Commitments and contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value:
   Authorized - 2,000,000  shares,  issued and  outstanding - none
Common stock, $.01 par value:
   Authorized - 35,000,000 shares, issued and outstanding
      20,467,875 in 2000 and 20,288,875 in 1999                                                   205,000              202,000
Additional paid-in capital                                                                     12,923,000           12,659,000
Retained earnings                                                                              11,147,000            5,865,000
Accumulated other comprehensive income - unrealized gain on residual interests
   (net of income taxes of $533,000 in 2000; $305,000 in 1999)                                    816,000              421,000
                                                                                             ------------          -----------

        Total shareholders' equity                                                             25,091,000           19,147,000
                                                                                             ------------         ------------

                                                                                              $85,896,000         $ 68,037,000
                                                                                             ============         ============

See notes to financial statements

BLC FINANCIAL SERVICES, INC.


Consolidated Statements of Income




                                                                                           Year Ended June 30,
                                                                                  2000             1999             1998


Revenues:
   Gain on sale of loans                                                      $16,687,000       $ 11,868,000   $   10,583,000
   Interest income                                                              4,654,000          3,550,000        2,439,000
   Service fee income                                                           2,896,000          2,355,000        1,150,000
   Miscellaneous                                                                2,129,000          1,649,000        1,557,000
                                                                            -------------     --------------   --------------
                                                                               26,366,000         19,422,000       15,729,000
                                                                            -------------     --------------   --------------
Expenses:
   Operating costs                                                             11,237,000          8,636,000        6,481,000
   General and administrative                                                   3,126,000          2,746,000        1,753,000
   Interest                                                                     3,865,000          2,886,000        2,158,000
                                                                            -------------     --------------   --------------

                                                                               18,228,000         14,268,000       10,392,000
                                                                            -------------     --------------   --------------

Income before provision for income taxes                                        8,138,000          5,154,000        5,337,000
Provision for income taxes                                                      2,856,000          2,051,000        2,111,000
                                                                            -------------     --------------   --------------

Net income                                                                   $  5,282,000     $    3,103,000   $    3,226,000
                                                                            =============     ==============   ==============

Earnings per share
   Basic                                                                          $.26             $.16             $.18
   Diluted                                                                        $.22             $.14             $.15













See notes to financial statements

BLC FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders' Equity



                             Common Stock                        Retained      Accumulated
                         ----------------------     Additional   Earnings         Other
                         Number                      Paid-in   (Accumulated    Comprehensive Comprehensive
                        of Shares       Amount       Capital      Deficit)       Income       Income         Total
                        -----------    --------- ------------- ------------- -------------- ------------  -------------

Balance,
June 30, 1997            17,341,243    $   173,000    $7,391,000  $ (464,000)     $  90,000                 $ 7,190,000
Exercise of warrants      2,437,206         24,000     1,264,000                                              1,288,000
Net income                                                         3,226,000                  $ 3,226,000     3,226,000
Pre-confirmation net
 operating loss
 utilization                                           1,996,000                                              1,996,000
Issuance of warrants
 in connection
 with professional
 services rendered                                       189,000                                                189,000
Change in unrealized
 gain on residual
 interests, net of
 income tax effect                                                                  380,000       380,000       380,000
                         ------------   -----------  ------------- ------------  -----------   -----------   -----------
                                                                                               $3,606,000
                                                                                               -----------

Balance
June 30, 1998            19,778,449        197,000    10,840,000   2,762,000        470,000                  14,269,000


Exercise of warrants
 and options                510,426          5,000       286,000                                                291,000
Net income                                                         3,103,000                   $3,103,000     3,103,000
Pre-confirmation net
 operating loss
 utilization                                           1,533,000                                              1,533,000
Change in unrealized
 gain on residual
 interests, net of
 income tax effect                                                                  (49,000)      (49,000)      (49,000)
                         -----------    -----------   ------------ ------------- -----------  ------------   -----------
                                                                                               $3,054,000
                                                                                              ------------
Balance,
June 30, 1999            20,288,875        202,000    12,659,000   5,865,000        421,000                  19,147,000
Exercise of warrants
 and options                179,000          3,000        89,000                                                 92,000
Net income                                                         5,282,000                    5,282,000     5,282,000
Pre-confirmation
 net operating loss
 utilization                                              92,000                                                 92,000
Issuance of warrants
 in connection
 with professional
 services rendered                                        83,000                                                 83,000
Change in unrealized
 gain on residual
 interests, net of
 income tax effect                                                                  395,000       395,000       395,000
                         -----------    -----------  ----------- ------------   -----------    ----------   -----------
                                                                                               $5,677,000
                                                                                               ----------
Balance,
June 30, 2000            20,467,875     $  205,000   $12,923,000 $11,147,000       $816,000                 $25,091,000
                         ===========    ===========  =========== ============   ===========                 ===========









See notes to financial statements

BLC FINANCIAL SERVICES, INC.


Consolidated Statements of Cash Flows



                                                                                                   Year Ended June 30,
                                                                                          2000             1999           1998
Cash flows from operating activities:
   Net Income                                                                       $   5,282,000    $ 3,103,000      $ 3,226,000
   Adjustments to reconcile net income to net cash provided by (used in)
      Operating activities:
        Depreciation                                                                      310,000        233,000          131,000
        Amortization                                                                    1,809,000      1,047,000          782,000
        Provisions for credit losses                                                      702,000        398,000          190,000
        Deferred income tax expense                                                     2,351,000      1,560,000        1,711,000
        Issuance of warrants in connection with professional services
            rendered                                                                       83,000              0          189,000
        Loans held for sale originated                                                (32,345,000)   (14,700,000)     (20,202,000)
        Sales of loans held for sale                                                   33,773,000     15,237,000       15,863,000
        Changes in:
           Restricted cash                                                               (132,000)        40,000       (1,768,000)
           Accounts receivable - loans sold                                            (6,139,000)      (730,000)      (5,005,000)
           Accounts and other receivables                                                 878,000     (1,675,000)        (724,000)
           Prepaid expenses and security deposits                                           3,000       (162,000)        (212,000)
           Servicing assets                                                            (3,696,000)    (2,299,000)      (1,712,000)
           Accrued expenses                                                             1,430,000       (520,000)         741,000
           Due to participants                                                            826,000      1,376,000         (260,000)
           Customer deposits                                                              246,000        993,000          873,000
                                                                                    -------------    ---------------  ------------
              Net cash provided by (used in) operating activities                       5,381,000      3,901,000       (6,177,000)
                                                                                    -------------    ---------------  ------------
Cash flows from investing activities:
   Loans originated                                                                   (41,377,000)   (21,793,000)     (22,673,000)
   Principal collections and sales of loans receivable                                 39,980,000     18,480,000        8,937,000
   Origination of residual interest                                                    (7,085,000)    (6,965,000)      (3,823,000)
   Principal collections on residual interests                                          1,791,000      1,061,000          429,000
   Acquisition of equipment                                                              (391,000)      (698,000)        (529,000)
                                                                                      ------------   -------------    ------------
              Net cash used in investing activities                                    (7,082,000)    (9,915,000)     (17,659,000)
                                                                                      ------------   -------------    ------------
Cash flows from financing activities:
   Net borrowings under lines of credit                                                 6,352,000      6,947,000       23,921,000
   Net proceeds from notes payable                                                              0        620,000                0
   Proceeds from issuance of debentures                                                 1,621,000        922,000        2,978,000
   Proceeds from issuance of common stock and exercise of warrants
     and options                                                                           92,000        291,000        1,288,000
   Principal payments on debentures                                                             0        (25,000)               0
   Due to affiliates                                                                      140,000              0       (2,394,000)
   Deferred financing costs                                                            (1,004,000)      (196,000)        (920,000)
   Principal payments on notes payable                                                   (120,000)       (46,000)        (110,000)
                                                                                    --------------   ------------     ------------
              Net cash provided by financing activities                                 7,081,000      8,513,000       24,763,000
                                                                                    --------------   ------------     ------------
Net increase in cash                                                                    5,380,000      2,499,000          927,000
Cash at beginning of year                                                               4,229,000      1,730,000          803,000
                                                                                    --------------   ------------     ------------

Cash at end of year                                                                  $  9,609,000    $ 4,229,000      $ 1,730,000
                                                                                     =============   ============     ============

Supplemental disclosures of cash flow information:
  Cash paid for:
      Interest                                                                      $   3,696,000    $ 2,899,000      $ 1,950,000
      Income taxes                                                                  $     408,000    $ 1,011,000        $ 175,000



See Notes to financial statements

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999



NOTE 1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business operations:

The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture Rural Business - Cooperative Business and Industry Guaranteed Loan Program ("B&I"). The Company sells the SBA and B&I guaranteed portion of the loan in the secondary market, without recourse, at either a premium or at par, and sells the majority of the remaining SBA unguaranteed portions either as loan sales or securitizations. These sales may be with limited recourse, full recourse or no recourse.


Principles of consolidation and preparation:

The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its corporate subsidiaries after elimination of all significant intercompany accounts and transactions. The prior years' financial statements have been reclassified to conform to the current year presentation.


Accounting for loans and revenue recognition:

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

The Company generally ceases to accrue interest income on loan receivables which become 90 days delinquent. Once the Company has determined that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, the loan is categorized as impaired and management actively begins the liquidation process. Typically the SBA or USDA is contacted and the guaranteed portions of the loan are then repurchased from either the secondary marketplace or from the Company. Contractual interest received on nonaccrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered adequate to cover the losses of principal in the existing portfolio. However, the amount to be realized from collateral securing the impaired loans cannot be determined until their ultimate disposition. The Company's charge-off policy is based on an account-by-account review for all loans receivable.

Under certain limited circumstances, the Company may be liable, on loans that it
originated,   for  losses  incurred  by  the  SBA.  Management   considers  this
contingency in determining the adequacy of the allowance for credit losses.

Residual interests:

Upon the sale of loans, the Company may recognize a residual interest. The residual interest represents the estimated discounted cash flow of the differential between the total interest to be earned on the loans sold and the sum of the interest to be paid to the participants and the contractual servicing fee.

The fair value of the residual interest is determined based on various economic factors including loan size, dates of origination, terms and geographic locations. The Company also used other available information such as reports on historical average loan maturity as compared to the contractual loan maturity. The Company periodically reviews these factors and, if necessary, adjusts the remaining asset to the fair value of the residual interest. As of June 30, 2000, the average loan prepayment, estimated loan loss and cash flow discount rate assumptions are 18%, 1% and 9-3/4%, respectively.

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

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)




Leasehold improvements, furniture and equipment:

Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years, which approximates the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or its economic life.

Comprehensive income:

Comprehensive income consists of net income plus all other changes in net assets from nonownership sources.

Derivatives

In connection with selling loans into a revolving securitization, the Company enters into interest rate swaps in order to hedge against changes between the prime rate and LIBOR. These are accounted for as cash flow hedges. "Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities" requires that the impact of cash flow hedges be included in other comprehensive income until the related cash flow is recognized in the statement of income.

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

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents the basic and diluted EPS for the years ended June 30, 2000, 1999 and 1998.


                                      2000                                   1 9 9 9                               1 9 9 8
                     -------------------------------------   --------------------------------------  -------------------------------
                                   Weighted                                 Weighted                            Weighted
                                   Average                                  Average                             Average
                                   Number of     Per Share                  Number of     Per Share             Number of  Per share
                     Amount        Shares        Amount         Amount      Shares        Amount        Amount  Shares     Amount

Net income         $5,282,000                                $3,103,000                              $3,226,000
                   ==========                                ==========                              ==========
Basic EPS
Income
 available
 to common
 Shareholders      $5,282,000   20,299,453       $.26        $3,103,000    20,017,158     $.16       $3,226,000  18,287,002     $.18
                                                 ====                                     ====                                  ====
Effect of
 diluted stock
 options and
 warrants                        2,011,820                                  2,613,168                             2,306,048
Effect of
 convertible
 debentures           316,000    2,806,893                      195,000     1,747,962                    91,000     831,025
                   ----------   ----------                   ----------    ----------                ----------  ----------

Diluted EPS
Income
   available
   to common
   shareholders    $5,598,000   25,118,166       $.22        $3,298,000    24,378,288     $.14       $3,317,000  21,424,075     $.15
                   ==========   ==========       ====        ==========    ==========     ====       ==========  ==========     ====


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

Stock-based compensation:

Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("FAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


NOTE 2. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The loans receivable are principally long-term business loans, with initial terms ranging from 7 to 25 years, made to qualifying small businesses. The loans have variable interest rates which adjust based upon the prime rate.

As of June 30, 2000 and 1999, loans receivable - net consisted of:

                                                      2000             1999
                                                  -----------     --------------
              Loans receivable                    $23,966,000     $  23,860,000
              Less:
                 Deferred income                     (522,000)       (1,010,000)
                 Allowance for credit losses       (1,153,000)         (914,000)
                                                  ------------     -------------

              Net loans receivable                $22,291,000       $21,936,000
                                                  ============     =============

As of June 30, 2000, contractual maturities of loans receivable for each of the next five years are as follows:

           Year Ending
             June 30,
         ---------------
              2001                $  330,000
              2002                   370,000
              2003                   414,000
              2004                   463,000
              2005                   519,000


As of June 30, 2000 and 1999, the impaired loan portfolio totaled $1,879,000 and $1,673,000, respectively, for which specific allocations to the allowance for credit losses aggregated $538,000 and $382,000 respectively. The average balance of the impaired loan portfolio for the year ended June 30, 2000 and 1999 approximated $1,776,000 and $1,741,000, respectively. The Company recognized approximately $138,000 in interest income on its impaired loan portfolio during the year ended June 30, 2000. The Company did not recognize any interest income on its impaired loan portfolio during the years ended June 30, 1999 and 1998.

Changes in the allowance for credit losses for the three years ended June 30, 2000 were as follows:

           Balance as of June 30, 1998             $     641,000
           Provision for credit losses                   787,000
           Loans charged off                            (514,000)
                                                   --------------
           Balance as of June 30, 1999                   914,000
           Provision for credit losses                   769,000
           Loans charged off                            (530,000)
                                                   --------------

           Balance as of June 30, 2000             $   1,153,000
                                                   ==============

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


NOTE 3. SERVICING ASSETS AND RESIDUAL INTERESTS

Changes in servicing assets and residual interests for the three years ended June 30, 2000 are as follows:


                                                                                      Servicing        Residual
                                                                                        Assets         Interests
                                                                                     -----------    -------------
              Balance, June 30, 1998                                                 $3,270,000     $   5,057,000
              Assets originating from loan sales                                      2,299,000         6,965,000
              Amortization                                                             (808,000)
              Principal payments                                                                       (1,061,000)
              Change in market value                                                                      (84,000)
                                                                                    -------------   --------------
              Balance, June 30, 1999                                                  4,761,000        10,877,000
              Assets originating from loan sales                                      3,696,000         7,085,000
              Amortization                                                           (1,268,000)
              Principal payments                                                                       (1,791,000)
              Change in market value                                                                      623,000
                                                                                    -------------    -------------

              Balance, June 30, 2000                                                $7,189,000        $16,794,000
                                                                                    ============     =============


As of June 30, 2000, the net unrealized gains related to residual interests were $1,349,000.


NOTE 4. FINANCING

As of June 30, 2000, the Company had $65,000,000 in revolving credit facilities. The facilities are collateralized by loans receivable, loans held for sale and accounts receivable - loans sold and the interest rates range from the LIBOR rate plus 2% to the prime rate plus 1%. The facilities expire in August 2001 and include covenants requiring the company to, among other matters, maintain minimum tangible net worth.

Debentures aggregating $3,303,000 as of June 30, 2000 and June 30, 1999 bear interest at 9-1/4% per annum, mature November 2001 and are convertible into 1,649,549 shares of the Company's common stock. Debentures aggregating $3,183,000 as of June 30, 2000 and $1,422,000 as of June 30, 1999 bear interest at 9% per annum, mature February 2003 and are convertible into 1,157,344 shares of the Company's common stock. Debentures aggregating $1,540,000 (total outstanding at the modification date) were initially convertible into common stock at $3.50 per share. However, during the year ended June 30, 2000, the conversion price was reduced to $2.75 per share, which exceeded the market price at the modification date. This modification did not result in a charge to operations. Additionally, these notes are subordinated to the revolving lines of credit.

The principal payments on debentures of $3,303,000 and $3,183,000 are due during the years ending June 30, 2002 and June 30, 2004, respectively.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999

NOTE 5. INCOME TAXES

The significant components of the Company's deferred income tax assets and liabilities as of June 30, 2000 and 1999 are as follows:


                                                                          2000              1999
                                                                      ------------     --------------
           Deferred income tax assets:
              Net operating losses                                    $   448,000      $   1,305,000
              Allowance for credit losses                                 442,000            382,000
              Loan discount                                               199,000            390,000
              Alternative minimum tax credit carryforward                 269,000            220,000
                                                                      -------------    --------------
                                                                        1,358,000          2,297,000
           Valuation allowance                                           (448,000)          (992,000)
                                                                      -------------    --------------
                                                                          910,000          1,305,000
                                                                      -------------    --------------
           Deferred income tax liability:
              Unrealized gain on residual Interest                       (533,000)          (305,000)
              Gain on securitization                                   (1,864,000)                 0
                                                                      -------------     -------------
                                                                       (2,397,000)          (305,000)
                                                                      -------------     -------------

           Net deferred income tax (liability)asset                   ($1,487,000)      $  1,000,000
                                                                      =============    ==============

The valuation allowance represents the tax benefit of the pre confirmation net operating losses not utilized.

The significant components of the provision for income taxes for the years ended June 30, 2000, 1999 and 1998 are as follows:


                                                                          2000            1999            1998
                                                                     --------------   -------------- ---------------
         Current:
              Federal                                                   $   61,000       $   98,000     $  123,000
              State                                                        355,000          393,000        277,000
                                                                     -------------    -------------  --------------
                 Total current taxes                                       416,000          491,000        400,000
                                                                     -------------    -------------  --------------
           Deferred:
              Federal, including utilization of preconfirmation
                 net operating losses credited to additional
                 paid-in capital                                         2,650,000        2,248,000      3,572,000
              State                                                        334,000           10,000        (22,000)
              Change in valuation allowance                               (544,000)        (698,000)    (1,839,000)
                                                                     -------------    -------------  --------------
                 Total deferred taxes                                    2,440,000        1,560,000      1,711,000
                                                                     -------------    -------------  --------------
           Provision for income taxes                                  $ 2,856,000    $   2,051,000  $   2,111,000
                                                                     =============    =============  ==============

The difference between the statutory federal income tax rate on the Company's income before income taxes and the Company's effective income tax rate for the years ended June 2000, 1999 and 1998 is summarized as follows:

                                                                      2000         1999        1998
                                                                   ---------     --------    ---------
             Statutory federal income tax rate                        34.0%        34.0%       34.0%
             State income tax, net of federal benefit                  5.6          5.2         4.8

             Miscellaneous                                            (4.5)         0.6         0.8
                                                                   --------       ------      ------
             Effective income tax rate                                35.1%        39.8%       39.6%
                                                                   ========        ======      ======



BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


Note 6. Stock Options and Warrants


The Company has stock option plans (the "Plans") for directors, officers and employees that provide for the grant of nonqualified and incentive stock options. The Board of Directors determines the exercise price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 10 years and outstanding options expire from November 2000 through June 2005.

The Company applies APB 25 in accounting for its employee stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effects of applying FAS 123 on the Company's pro forma results is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under FAS 123, the Company's net income would have been as follows:


                                                                Year Ended June 30,
                                                     ------------------------------------------
                                                         2000             1999          1998
                                                       --------         ---------     --------

           Pro forma income                        $4,720,000        $2,938,000        $3,164,000
           Pro forma earnings per share:
              Basic                                   0.23              0.15              0.17
              Diluted                                 0.19              0.12              0.15


The fair value of each option granted in 2000, 1999 and 1998 has been estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield, expected volatility of 40% (1998 and 1999) and 89% (2000), risk free interest rates ranging from 4.58% to 6.26% and expected lives of five years. The average fair value of options granted during 2000, 1999 and 1998 were $1.33, $1.07 and 1.00, respectively.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999



The following table summarizes stock option transactions under the Plans:

                                                                     Year Ended June 30,
                                  ---------------------------------------------------------------------------------------
                                             2000                          1999                          1998
                                  -------------------------     ------------------------------     -------------------
                                                     Weighted                     Weighted                      Weighted
                                                     Average                      Average                       Average
                                                     Exercise                     Exercise                      Exercise
                                       Shares         Price         Shares         Price          Shares         Price
Outstanding options at the
  beginning of year                 3,491,017         $1.34         2,831,975      $1.04         1,922,475        $0.57
Options granted                       800,000          2.05         1,049,042       2.84         1,332,000         1.54
Options exercised                    (179,000)          .51           (35,000)       .59          (422,500)        0.50
Options expired or
  canceled                             (3,000)          .82          (355,000)      3.47
                                   -----------                     -----------                ------------
Outstanding options at the
  end of year                       4,109,017         $1.52         3,491,017      $1.34         2,831,975        $1.04
                                   ==========                      ============               ============


The following table summarizes information about the Plans' outstanding options as of June 30, 2000:

                                                     Options Outstanding                       Options Exercisable
                                        ------------------------------------------------    --------------------------------
                                                          Weighted
                                                           Average           Weighted                          Weighted
                                                          Remaining           Average                           Average
            Range of                    Number            Contractual        Exercise            Number        Exercise
         Exercise Price                 Outstanding      Life (in Years)       Price           Exercisable       Price
        ----------------               -------------    ----------------   -----------        -------------   ----------
          $0.50 - $0.90                   2,264,975         1.19               $ .71           1,711,475          $0.67
          $1.47 - $2.90                   1,498,542         3.93                2.33             527,117           2.26
          $3.25 - $3.63                     345,500         2.89                3.27             186,100           3.27



As of June 30,  2000,  1999  and  1998,  respectively,  1,086,000,  673,500  and
1,075,500 shares were available for grant under the Employee Stock Option Plan. During the fiscal year ended June 30, 2000, the shareholders approved an increase in the shares available under this Plan from 2,500,000 shares to 3,500,000 shares.

As of June 30, 2000, warrants outstanding to purchase 1,161,957 shares of the Company's common stock ranged from $0.50 to $2.10 per share. These warrants expire from November 2000 through June 2004.

As of June 30, 2000, 9,163,867 shares have been reserved for the exercise of warrants, stock options and conversion of debentures.

During the years ended June 30, 1998 and June 30, 2000, the Company issued warrants, which were immediately exercisable, to purchase 415,000 shares of common stock (exercisable between $1.10 and $1.85 per share) and 60,000 shares of common stock (exercisable at $2.10 per share), respectively, in connection with professional services rendered. The fair value of each warrant granted has been estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 40% (1998 ) and 89% (2000), risk free interest rates ranging from 5.5% to 6.66% and expected lives ranging from 3 to 5 years.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999



Note 7 - Commitments

Revolving securitization

During the year ended June 30, 2000, the Company entered into a $75 million revolving securitization. Under the terms of this facility, the Company may periodically sell the unguaranteed portion of the SBA loans to the securitization conduit. Additionally, since the interest rates on the loans are based upon the prime rate and the securitization interest rate is based upon LIBOR, the Company concurrently with selling loans, enters into interest rate swaps with an affiliate of the entity which purchases the securitization instruments. During the year ended June 30, 2000, as a result of the interest rate swap transactions, the charge to operations aggregated $12,000. As of June 30, 2000, the current balance of loans sold into this facility aggregated $35,995,000.


Lease commitments:

The Company has entered into operating leases for office space expiring through May 2009. Minimum future rental payments under these leases are as follows:

          Year Ending
           June 30,

             2001              $   752,000
             2002                  574,000
             2003                  575,000
             2004                  559,000
             2005                  538,000
             Thereafter          2,016,000
                              ------------

                                $5,014,000


Rent expense for the years ended June 30, 2000, 1999 and 1998 aggregated $786,000, $481,000 and $294,000, respectively.


NOTE 8. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS:

Fair value of financial instruments:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("FAS 107") requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because no market exists for certain of the Company's assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999


Note 8. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS (CONTINUED)



The following summarizes the information about the fair value of the financial instruments recorded on the Company's financial statements in accordance with FAS 107:

                                                              June 30, 2000                         June 30, 1999
                                                        ----------------------------         -----------------------------
                                                        Carrying Value    Fair Value         Carrying Value      Fair Value

     Cash                                           $   9,609,000       $  9,609,000        $ 4,229,000         $ 4,229,000
     Loans held for sale                                7,494,000          8,131,000          8,922,000           9,725,000
     Servicing assets and residual interest            22,634,000         24,611,000         15,638,000          15,979,000
     Loans receivable                                  23,966,000         25,297,000         23,860,000          24,573,000
     Accounts receivable                               15,121,000         15,121,000          8,982,000           8,982,000
     Notes payable                                     45,840,000         45,840,000         39,608,000          39,608,000
     Debentures                                         6,486,000          6,486,000          4,725,000           4,725,000



The methodology and assumptions utilized to estimate the fair value of the Company's financial instruments are as follows:

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

Loan commitments:

Typically, the Company does not charge fees for commitments to originate loans, except with respect to loans originated under the B&I Loan Program, additionally, since the loans are variable rate, changes in interest rates do not affect their fair value. Accordingly, the off-balance sheet instruments have no estimated fair value.

BLC FINANCIAL SERVICES, INC.

Notes to Financial Statements
June 30, 2000 and 1999

NOTE 8. FINANCIAL INSTRUMENTS, CREDIT RISK CONCENTRATION AND OTHER MATTERS (CONTINUED)

Off-balance sheet financial instruments and concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and loans receivable. The Company maintains its cash in highly rated financial institutions. As of June 30, 2000, the Company had bank deposits exceeding federally insured limits by approximately $11,759,000. The Company originates loans to a large number of customers in diverse commercial entities and states. In the normal course of business, the Company enters into commitments to extend credit. The Company uses the same credit policies in making commitments as it does for loans receivable reflected on the balance sheet. As of June 30, 2000, the Company's commitments to extend credit aggregated $72,250,000. However, approximately $55,188,000 of the commitments are SBA and B&I guaranteed loans which the Company intends to sell in the secondary market.

As of June 30, 2000, the outstanding balance of loans sold with limited or unlimited recourse aggregated $70,309,000. The Company's maximum exposure under the recourse provisions is $9,568,000. The Company lends to diverse industries across the United States, however, at June 30, 2000, loans originated in the states of New York and Virginia represented approximately 11% and 10%, respectively, of the Company's loans receivable. No other state represented more than 10% of the Company's loans receivable. As of June 30, 2000, the lodging and restaurant industries represented approximately 12% and 12% of the Company's loans receivable, respectively. No other industry represented more than 10% of the Company's loans receivable.

Concentrations:

During the year ended June 30, 2000, no loan production company accounted for more than 8% of loan originations. During the years ended June 30, 2000 and 1999, two loan production companies accounted for 15% and 24% of the Company's loan originations, respectively. During the years ended June 30, 2000, 1999 and 1998, 83% of the guaranteed loans were sold to five securities dealers, 75% were sold to three securities dealers and 83% were sold to four securities dealers, respectively.


Note 9. Related Parties Transactions

During the years ended June 30, 2000, 1999 and 1998, the maximum amount of outstanding short-term loans payable to family members of an officer/shareholder aggregated $300,000, $1,077,000 and $2,594,000, respectively. As of June 30,
2000 and 1999 no loans to the family members were outstanding. Interest expense on these loans aggregated $20,000, $19,000 and $17,000 in the years ended June 30, 2000, 1999 and 1998, respectively.

Family members of an officer/shareholder purchased $950,000 of the debentures issued in 1998 and $290,000 of the debentures issued in 1999. For the year ended June 30, 2000 and 1999, interest expense on these debentures aggregated $95,000 and $88,000, respectively. During the fiscal year ended June 30, 2000, an officer/shareholder exchanged $140,000 of advances due to him to an unrelated third party that was then subsequently exchanged for a debenture.


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

Date: September 28, 2000                        BLC FINANCIAL SERVICES, INC.
                                                      (Registrant)

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



Signatures                                  Title                           Date
/s/ Robert F. Tannenhauser                  Director                   September 28, 2000
Robert F. Tannenhauser

/s/ Peter D. Blanck                         Director                   September 28, 2000
Peter D. Blanck

/s/ Robert W.  D'Loren                      Director                   September 28, 2000
Robert W.  D'Loren

/s/ Irwin E. Redlener                       Director                   September 28, 2000
Irwin E. Redlener

/s/ Kenneth S. Schwartz                     Director                   September 28, 2000
Kenneth S. Schwartz

/s/ Robert W. Wien                          Director                   September 28, 2000
Robert W. Wien

/s/ Jerome Alenick                          Director                   September 28, 2000
Jerome Alenick


EXHIBIT INDEX


Incorporated by            Exhibit
Reference to               Number                       Description
------------               ------           -------------------------------------------------------

Exhibit 1.3[15]            3.1              Amended and Restated Certificate of Incorporation of Registrant

Exhibit 1.4[15]            3.2              Amended and Restated By-Laws of Registrant

Exhibit 1.5 [17]           3.3              By-Laws of BLC Financial Corporation

Exhibit 1.6 [17]           3.4              By-Laws of BLC Commercial Capital Corporation

Exhibit 1.7 [19]           3.5              By-Laws of BLC Financial Corp II

Exhibit 1.8 [19]           3.6              By-Laws of BLC Real Estate Corp.

Exhibit 2.1[6]             4.1              Form of Common Stock Certificate of  Registrant

Exhibit 2.3[1]             4.2              Form of Warrant Agreement issued by Registrant

Exhibit 2.6[8]             4.3              Form of 7% three-year Unsecured Convertible Debenture issued by Registrant in connection with its 1994 Debenture-Unit Private Placement

Exhibit 2.8[8]             4.4              Form of Class B Warrant issued by Registrant in
                                            connection with its 1994 Debenture-Unit Private Placement

Exhibit 2.13 [17]          4.5              Form of Warrant 1997-1

Exhibit 2.14 [17]          4.6              Form of Debenture 9-1/4 Convertible Subordinated Note Due 2001

Exhibit 2.15 [19]          4.7              Form of Debenture Note 9% Convertible Subordinated Note Due 2003

Exhibit 2.5[6]            10.1              Form of Stock Option Agreement issued to certain
                                            directors in August 1992

Exhibit 2.9[8]            10.2              Form of Warrant issued by Registrant to Financial Advisor


Incorporated by           Exhibit
Reference to              Number                        Description
------------               ------           -------------------------------------------------------

Exhibit 2.10[8]           10.3              Form of Warrant issued by Registrant in connection with its 1994 Common Stock-Unit
                                            Private Placement

Exhibit 2.12[15]          10.4              1995 Employee Stock Purchase Plan

Exhibit 2.15 [17]         10.5              Form of Incentive Stock Option Agreement

Exhibit 2.16 [17]         10.6              Employment Agreement between Business Loan Center and Leonard Rudolph dated May 4, 1998

Exhibit 3.2 [17]          10.7              Employment Agreement between Business Loan Center and
                                            Jennifer Goldstein dated October 8, 1997

Exhibit 4.1[15]           10.8              Small Business Administration Loan Guaranty Agreement (Deferred Participation) dated
                                            March 27, 1997 between BLC-New York and the United States Small Business Administration
                                            (SBA Form 750)

Exhibit 8.1b[15]          10.9              Lease Agreement dated July 31, 1997 by and between The Equitable-Nissei Madison Co., as landlord, and Business Loan Center, Inc., as tenant.

Exhibit 9.1 [17]          10.10             Guarantee Agreement dated May 7, 1998 between BLC Financial Services, Inc. and
                                            Transamerica Business Credit Corporation.

Exhibit 9.2 [17]          10.11             Guarantee Agreement dated March 25, 1998 between BLC Financial Services, Inc. and
                                            Transamerica Business Credit Corporation.

Exhibit 10.1[9]           10.12             Revolving Credit Agreement dated as of 1994 between BLC-Delaware,
                                            Registrant, Business Loan Center and Sterling National Bank &
                                            Trust Company of New York

Exhibit 10.3[15]          10.13             Amended and Restated Revolving Credit agreement dated August 27, 1997 between BLC
                                            Financial  Services, Inc., Business Loan Center, Inc.  and Sterling National Bank
                                            (f/k/a/ Sterling National  Bank & Trust Company of New York)






Incorporated by            Exhibit
Reference to               Number                       Description
------------               ------           -------------------------------------------------------

Exhibit10.4[15]            10.14            Revolving  Credit  Agreement dated August 27, 1997 between BLC Financial
                                            Services, Inc. and Sterling National Bank (f/k/a/ Sterling National Bank & Trust Company
                                            of New York)

Exhibit 10.5[15]           10.15            Confirmation Agreement by and among Robert F. Tannenhauser in favor of Sterling National
                                            Bank dated August 27, 1997

Exhibit 10.6[15]           10.16            Partial Assignment Agreement between Sterling National Bank and Transamerica Business
                                            Credit Corporation dated August 27, 1997

Exhibit 10.7 [17]          10.17            Loan Agreement between BLC Commercial Capital Corporation as Borrower, BLC Financial
                                            Services as parent and Transamerica Business Credit Corporation as lender dated May 7,
                                            1998

Exhibit 10.8 [17]          10.18            Loan Agreement between Business Loan Center as Borrower, BLC Financial Services as
                                            parent and Transamerica Business Credit Corporation as lender dated March 25, 1998

Exhibit 10.9 [17]          10.19            First Amendment to Loan Agreement between Business Loan Center as Borrower, BLC
                                            Financial Services as parent and Transamerica Business Credit Corporation as lender dated June 23, 1998

Exhibit 10.10 [17]         10.20            Pooling and Servicing Agreement between Marine Midland Bank (Trustee) and Business Loan
                                            Center (Seller and Servicer) dated as of December 1,1997

Exhibit 10.11 [17]         10.21            Security Agreement between Business Loan Center and Transamerica Business Credit
                                            Corporation as lender dated March 25, 1998

Exhibit 10.12 [17]         10.22            Security Agreement between BLC Commercial Capital Corporation and Transamerica Business
                                            Credit Corporation as lender dated May 7, 1998







Incorporated by            Exhibit
Reference to               Number                       Description
------------               ------           -------------------------------------------------------

Exhibit 10.13 [17]         10.23            Revolving Credit Note between BLC Commercial Capital Corporation and Transamerica
                                            Business Credit Corporation dated May 7, 1998

Exhibit 10.14 [17]         10.24            Revolving Credit Note between Business Loan Center and Transamerica Business Credit
                                            Corporation dated March 25, 1998

Exhibit 10.15 [17]         10.25            Amendment and Restated Revolving Credit Note between Business Loan Center and
                                            Transamerica Business Credit Corporation (June 1998)

Exhibit 10.16 [17]         10.26            Multi-Party Agreement between Business Loan Center, Inc., BLC Financial Services, Inc.,
                                            Transamerica Business Credit Corporation, Colson Services Corp., and the United States
                                            Small Business Administration dated March 25, 1998

Exhibit 10.17 [17]         10.27            Multi-Party Agreement Among Business Loan Center, Inc., Marine Midland Bank, Colson
                                            Services Corp., and the SBA dated December 1, 1997

Exhibit 10.18 [17]         10.28            Business Loan Center SBA Loan-Backed Adjustable Rate Certificates (Class A)

Exhibit 10.19 [17]         10.29            Business Loan Center SBA Loan-Backed Adjustable Rate Certificates (Class B)

Exhibit 10.20 [17]         10.30            Business Loan Center SBA Loan Trust 1997-1 between Business Loan Center, Inc. (Seller)
                                            and Marine Midland Bank (Borrower) dated December 1, 1997

Exhibit 11.1[9]            10.31            Security Agreement dated as of December 1994 between BLC-Delaware, Registrant, Business
                                            Loan Center and Sterling National Bank & Trust Company of New York







Incorporated by            Exhibit
Reference to               Number                    Description
------------               ------           -------------------------------------------------------

Exhibit 11.2[15]            10.32           Amendment NO.1 to Security Agreement between BLC-Delaware, Registrant,
                                            Business Loan Center and Sterling National Bank (f/k/a Sterling National Bank &
                                            Trust Company of New York) dated August 27, 1997.

Exhibit 11.3[15]            10.33           Release among Sydney Yoskowitz and Sterling National Bank dated August 27, 1997

Exhibit 12.1[9]             10.34           Multi-Party Agreement dated as of December 1994 (relating to SBA Loan Documentation and
                                            Administration)

Exhibit 13.1[10]            10.35           Exchange Agreement between BLC Financial Network, Inc., BLC Financial Services, Inc.,
                                            and Southeastern 1st Financial Network, Inc.

Exhibit 14.1[10]            10.36           Employment Agreement between BLC Financial Network, Inc., BLC Financial Services, Inc.,
                                            and Robert C. McGee

Exhibit 14.3[15]            10.37           Employment Agreement between BLC Financial Network, Inc., BLC Financial Services, Inc.,
                                            and R. Matthew McGee dated April 1, 1997

Exhibit 14.4[10]            10.38           Employment Agreement between BLC Financial Network, Inc., BLC Financial Services, Inc.,
                                            and Mary D. McGee

Exhibit 14.5[10]            10.39           Employment Agreement between BLC Financial Services, Inc., Business Loan Center, and
                                            Robert F. Tannenhauser

Exhibit 14.6[10]            10.40           Employment Agreement between Business Loan Center, and Eric D. Rosenfeld

Exhibit 15.1[10]            10.41           Warrant Certificate for Purchase of Common Stock

Exhibit 15.2[10]            10.42           Class A Warrant to Purchase Shares of Common Stock

Exhibit 15.3[10]            10.43           Class B Warrant to Purchase Shares of Common Stock

Exhibit 16.1[10]            10.44           Stock Purchase Agreement between BLC Financial Services, Inc. and Robert C. McGee







Incorporated by            Exhibit
Reference to               Number                    Description
------------               ------           -------------------------------------------------------

Exhibit 16.2[10]            10.45           Stock Purchase Agreement between R. Matthew McGee for 306,818 shares of Common Stock

Exhibit 16.3[10]            10.46           Stock Purchase Agreement between R. Matthew McGee for 380,139 shares of Common Stock

Exhibit 17.1[10]            10.47           Participation Agreement between Business Loan Center and GE Capital Small
                                            Business Finance Corporation

Exhibit 17.2[15]            10.48           Participation Agreement between Business Loan Center and GE Capital Small
                                            Business Finance Corporation - March 20, 1997

Exhibit 18.1[15]            10.49           Agreement between BLC Management Consulting Services, Inc., Business Loan
                                            Center, Inc., and Business Loan Center dated February 3, 1997 (relating to the cessation of Business Loan Center, a New York general partnership as a small business lending company)

Exhibit 18.2[15]            10.50           Assignment and Assumption Agreement between Business Loan Center, Inc. and
                                            Business Loan Center, a New York general partnership.

Exhibit 18.3[15]            10.51           Schedule of Assets and Liabilities (relating to Assignment and Assumption
                                            Agreement between Business Loan Center, Inc. and Business Loan Center, a
                                            New York general partnership.

Exhibit 20.1[13]            10.52           Participation Agreement between Business Loan Center, Inc., BLC Financial Services, Inc.
                                            and Transamerica Business Credit Corporation dated May 1, 1997.

Exhibit 20.2[13]            10.53           Security agreement between Business Loan Center, Inc. and Transamerica Business
                                            Credit Corporation dated August 27, 1997




Incorporated by            Exhibit
Reference to               Number                    Description
------------               ------           -------------------------------------------------------

Exhibit 20.3[15]            10.54           Guaranty Agreement between Business Loan Center, Inc. and Transamerica Business Credit
                                            Corporation dated August 27, 1997

Exhibit 20.4[15]            10.55           Restated and Amended Loan Agreement between Business Loan Center, Inc., BLC
                                            Financial Services, Inc. and Transamerica Business Credit Corporation dated August 27,
                                            1997

Exhibit 20.5[15]            10.56           Trademark Security Agreement between  Business Loan Center, Inc. and
                                            Transamerica Business Credit Corporation dated August 27, 1997

Exhibit 20.6[15]            10.57           Revolving Credit Note between  Business Loan Center, Inc. and Transamerica
                                            Business Credit Corporation dated August 27, 1997

Exhibit 20.7[15]            10.58           Intercreditor Agreement between Transamerica Business Credit Corporation and
                                            Sterling National Bank dated August 27, 1997

Exhibit 2.4[6]              10.59           Form of Letter to Unit Holders regarding Conversion of Debentures

Exhibit 23.1[6]             10.60           Service Mark Registration for "BUSINESS LOAN CENTER"

Exhibit 23.2 [19]           10.61           Amendment to lease agreement dated January,  1999
                                            between The Equitable-Nissei Madison Co., as landlord, and Business Loan Center, Inc., as tenant.

Exhibit 23.3 [19]           10.62           Lease Agreement dated August 28,  1998 by and between International Mission Board of the
                                            Southern Baptist Convention and BLC Financial Network., Inc as tenant

Exhibit 23.4 {19]           10.63           9% Convertible subordinated Note Due 2003 Conversion Price $3.50 per Share Series 1

Exhibit 23.5 [19]           10.64           Addendum to Confidential Private Placement Memorandum BLC Financial Services, Inc.  9%
                                            Convertible Subordinated Note Due 2003


Incorporated by            Exhibit
Reference to               Number                    Description
------------               ------           -------------------------------------------------------

Exhibit 23.6 [19]          10.65            Business Loan Center SBA Loan-Backed Adjustable Rate Certificates, Series 1998-1
                                            $24,316,729.85 Class A Certificate Confidential Placement Memorandum dated December 28,
                                            1998

Exhibit 23.7 [19]          10.66            Second Amendment to Loan Agreement between Business Loan Center as Borrower, BLC
                                            Financial Services as parent and Transamerica Business Credit Corporation as lender dated September, 1998

Exhibit 23.8 [19]          10.67            Third Amendment to Loan Agreement between Business Loan Center as Borrower, BLC
                                            Financial Services as parent and Transamerica Business Credit Corporation as lender dated October, 1998

Exhibit 23.9 [19]          10.68            Fourth Amendment to Loan Agreement between Business Loan Center as Borrower, BLC
                                            Financial Services as parent and Transamerica Business Credit Corporation as lender dated December, 1998

Exhibit 23.10 [19]         10.69            Pooling and Servicing Agreement between Marine Midland Bank (Trustee) and Business Loan
                                            Center (Seller and Servicer) dated as of December 23, 1998

Exhibit 23.11 [19]         10.70            Form of Subscription Agreement

Exhibit 23.12 [20]         10.71            Sale and Servicing Agreement dated November 1, 1999 between BLC Funding Trust and Business Loan Center

*                          10.72            Second Amendment to Loan Agreement between BLC Commercial Capital Corp. as Borrower,
                                            BLC Financial Services, Inc., as parent, and Transamerica Business Credit Corporation as lender dated April 26, 2000.

*                          21               Amended List of Subsidiaries

Exhibit 22 [15]            27.1             EDGAR filing: Article 5 Financial Data Schedule

Exhibit 27.2 [17]          27.2             Financial Data Schedule

Exhibit 27.3 [19]          27.3             EDGAR filing: Article 5 Financial Data Schedule

*                          27.4             EDGAR filing: Article 5 Financial Data Schedule

-----------------------
* Filed Herewith


Previous SEC Filings:

[1]          Registrant's Annual Report on Form 10-K for the year ended June 30, 1993.
[2]          Registrant's Annual Report on Form 8-K dated August 8, 1986.
[3]          Registrant's Annual Report on Form 10-K for the year ended June 30, 1990.
[4]          Registrant's Annual Report on Form 8-K dated May 4, 1990.
[5]          Registrant's Annual Report on Form 10-K for the year ended June 30, 1991.
[6]          Registrant's Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 27, 1993.
[7]          Pre-effective Amendment No. 2 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
             Commission on December 30, 1993.
[8]          Pre-effective Amendment No. 5 to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange
             Commission on August 4, 1994.
[9]          Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.
[10]         Registrant's Current Report on Form 8-K dated February 5, 1996.
[11]         Registrant's Current Report on Form 8-K dated June 4, 1996.
[12]         Registrant's Current Report on Form 8-K dated September 17, 1996.
[13]         Registrant's Current Report on Form 8-K dated May 12, 1997.
[14]         Registrant's Notice of Special Meeting (in Lieu of Annual Meeting) of  Stockholders
             dated June 6, 1997.
[15]         Registrant's Annual Report on Form 10-K for the year ended June 30, 1997.
[16]         Registrant's Current Report on Form 8-K dated December 30, 1997.
[17]         Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.
[18]         Registrant's Current Report on Form 8-K dated February 12, 1999.
[19]         Registrant's Annual Report on Form 10-K for the year ended June 30, 1999.
[20]         Registrant's Current Report on Form 8-K dated December 23, 1999.



EXHIBIT 21

         The following is a list of the registrant's subsidiaries, other than subsidiaries that, if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary as of the end of the year covered by this report:

                                                                 Jurisdiction
                                                                     of
              Name of Subsidiary                                 Incorporation
              ------------------                                  -------------
              Business Loan Center, Inc.                              Delaware
              BLC Commercial Capital Corporation                      Florida
              BLC Capital Corporation                                 Delaware
              BLC Financial Network, Inc.                             Delaware
              BLC Financial Network of Florida, Inc.                  Delaware
              BLC Financial Network of Mid-America, Inc.              Kansas
              Business Loan Center Financial Corporation              Delaware
              Business Loan Center Financial Corporation II           Delaware
              Business Loan Center Real Estate Corporation            Delaware
              BLC Funding Corp                                        Delaware
---------------------