Form 10-Q
period 2000-09-30
BLC FINANCIAL SERVICES INC
filed 2000-11-08
CIK 912737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-14065

                          BLC FINANCIAL SERVICES, INC.

                   DELAWARE                                      75-1430406
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or Organization)                     Identification Number)

       645 MADISON AVENUE, 19TH FLOOR,
              NEW YORK, NEW YORK                                   10022
   (Address of Principal Executive Offices)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-751-5626

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                           OUTSTANDING AT OCTOBER 27, 2000
        Common stock $.01 par value                           22,061,443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     This Form 10-Q may contain forward-looking statements which are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Please refer to the "Risk Factors" set forth in the Company's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000. Actual results and the timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these and other factors.

PART I.  FINANCIAL STATEMENTS

                          BLC FINANCIAL SERVICES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30,   JUNE 30,
                                                                  2000          2000
                                                              -------------   --------
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                        (UNAUDITED)
Assets

  Loans receivable -- net...................................     $20,854      $22,291
  Loans held for sale.......................................       5,842        7,494
  Cash......................................................       7,202        9,609
  Restricted cash...........................................       1,864        1,860
  Accounts receivable -- loans sold.........................       9,786       15,121
  Accounts and other receivables............................       2,126        1,803
  Prepaid expenses and deposits.............................         652          592
  Leasehold improvements, furniture and equipment, net of
     accumulated depreciation...............................       1,253        1,288
  Servicing assets..........................................       7,507        7,189
  Residual interests........................................      17,284       16,794
  Deferred financing costs, net of accumulated
     amortization...........................................       1,046        1,132
  Other assets..............................................         647          723
                                                                 -------      -------
          Total assets......................................     $76,063      $85,896
                                                                 =======      =======
Liabilities
  Advances under credit facilities..........................     $36,353      $45,840
  Accounts payable and accrued expenses.....................       1,262        2,073
  Due to participants.......................................       2,239        2,466
  Allowance for estimated future losses on loans sold.......           6           10
  Convertible debentures....................................       6,486        6,486
  Customer deposits.........................................       1,773        2,443
  Deferred income tax liability.............................       1,737        1,487
                                                                 -------      -------
          Total liabilities.................................      49,856       60,805
                                                                 -------      -------
Shareholders' equity:
  Preferred stock, $.10 par value:
     Authorized -- 2,000,000 shares, issued and
      outstanding -- none
  Common stock, $.01 par value:
     Authorized -- 35,000,000 shares, issued and outstanding
      21,546,936 and 20,467,875, respectively...............         215          205
  Additional paid-in capital................................      13,744       12,923
  Retained earnings.........................................      11,899       11,147
  Notes receivable for exercise of options..................        (522)           0
  Accumulated other comprehensive income -- unrealized gain
     on residual interests..................................         871          816
                                                                 -------      -------
          Total shareholders' equity........................      26,207       25,091
                                                                 -------      -------
          Total liabilities and shareholders' equity........     $76,063      $85,896
                                                                 =======      =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BLC FINANCIAL SERVICES, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ------    ------    ------
Revenues:
  Gain on sale of loans.....................................  $3,195    $2,119    $2,671
  Interest income...........................................     990     1,132     1,010
  Service fee income........................................     786       685       420
  Miscellaneous.............................................     529       577       525
                                                              ------    ------    ------
          Total revenues....................................   5,500     4,513     4,626
                                                              ------    ------    ------
Expenses:
  Operating costs...........................................   2,495     2,102     2,091
  General and administrative................................     808       775       722
  Interest..................................................     945       854       836
                                                              ------    ------    ------
          Total expenses....................................   4,248     3,731     3,649
                                                              ------    ------    ------
Income before provision for income taxes....................   1,252       782       977
Provision for income taxes..................................     500       310       410
                                                              ------    ------    ------
Net income..................................................  $  752    $  472    $  567
                                                              ======    ======    ======
Earnings per share
  Basic.....................................................  $ 0.04    $ 0.02    $ 0.03
  Diluted...................................................  $ 0.03    $ 0.02    $ 0.03

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BLC FINANCIAL SERVICES, INC.

      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                                         NOTES
                                                                                       RECEIVABLE
                                            COMMON STOCK                                  FOR        ACCUMULATED
                                         -------------------   ADDITIONAL               EXERCISE        OTHER
                                         NUMBER OF              PAID-IN     RETAINED       OF       COMPREHENSIVE
                                           SHARES     AMOUNT    CAPITAL     EARNINGS    OPTIONS        INCOME
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)  ----------   ------   ----------   --------   ----------   -------------
Balance, June 30, 2000...                20,467,875    $205     $12,923     $11,147                     $816
  Net income...                                                                 752
  Warrants and non-qualifiedoptions
    exercised...                          1,079,061      10         642                   (522)
  Pre-confirmation net operatingloss
    utilization...                                                  179
  Change in unrealized gainon residual
    interests, net of
    income tax effect...                                                                                  55
                                         ----------    ----     -------     -------      -----          ----
Balance, September 30, 2000...           21,546,936    $215     $13,744     $11,899      $(522)         $871
                                         ==========    ====     =======     =======      =====          ====


                                         COMPREHENSIVE
                                            INCOME        TOTAL
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)  -------------   -------
Balance, June 30, 2000...                                $25,091
  Net income...                               752            752
  Warrants and non-qualifiedoptions
    exercised...                                             130
  Pre-confirmation net operatingloss
    utilization...                                           179
  Change in unrealized gainon residual
    interests, net of
    income tax effect...                       55             55
                                             ----        -------
                                             $807
                                             ====
Balance, September 30, 2000...                           $26,207
                                                         =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BLC FINANCIAL SERVICES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
(IN THOUSANDS)                                                --------   --------
Cash flows from operating activities:
  Net income................................................  $   752    $   472
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      655        438
     Provisions for credit losses...........................      150         29
     Deferred income tax expense............................      429        247
     Loans held for sale....................................    1,652     (2,193)
  Changes in:
     Restricted cash........................................       (4)      (383)
     Accounts receivable -- loans sold......................    5,335      2,538
     Accounts and other receivables.........................     (323)     1,072
     Servicing asset........................................     (725)      (591)
     Due to participants....................................     (227)       156
     Prepaid expenses and other.............................      (60)      (348)
     Accrued expenses.......................................     (811)       152
     Customer deposits......................................     (670)       286
                                                              -------    -------
          Net cash provided by operating activities.........    6,153      1,875
                                                              -------    -------
Cash flows from investing activities:
  Loans originated and purchased............................   (6,799)    (9,209)
  Principal collections and sales of loans receivable.......    8,159        425
  Origination of residual interests.........................   (1,163)      (535)
  Principal collections of residual interests...............      728        335
  Acquisition of equipment..................................      (54)      (206)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................      871     (9,190)
                                                              -------    -------
Cash flows from financing activities:
  Net borrowings under lines of credit......................   (9,487)     5,088
  Net proceeds from debentures..............................        0        662
  Proceeds from issuance of common stock and exercise of
     warrants and options...................................      130          0
  Principal payments on notes payable.......................        0        (25)
  Deferred financing cost...................................      (74)      (200)
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................   (9,431)     5,525
                                                              -------    -------
Net decrease in cash........................................   (2,407)    (1,790)
Cash at beginning of period.................................    9,609      4,229
                                                              -------    -------
Cash at end of period.......................................  $ 7,202    $ 2,439
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during period for interest expense..............  $   997    $   776
  Cash paid during period for income taxes..................  $   175    $   190

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          BLC FINANCIAL SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and the applicable rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

PRINCIPLES OF CONSOLIDATION AND PREPARATION

     The accompanying consolidated financial statements include the accounts of BLC Financial Services, Inc. (the "Company") and its wholly owned subsidiaries.

BUSINESS OPERATIONS

     The Company is primarily engaged in the business of originating, selling and servicing loans to small businesses under the Section 7(a) Guaranteed Loan Program ("7(a) Program") sponsored by the United States Small Business Administration ("SBA"). Additionally, the Company originates, sells and services loans to businesses under the United States Department of Agriculture ("USDA") Rural Business -- Cooperative Business and Industry ("B&I") Guaranteed Loan Program.

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

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140") which is effective for periods beginning after December 15, 2000 for certain provisions and transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement reconsidered and clarified certain provisions of and supercedes Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The Company does not expect the adoption of FAS 140 to have a material impact on the Company's results of operations, financial position or cash flows.

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

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138") which is effective for periods beginning after June 15, 2000. This statement amends certain provisions of FAS 133. The Company does not expect the adoption of FAS 138 to have a material impact on the Company's results of operations, financial position or cash flows.

                          BLC FINANCIAL SERVICES, INC.

2. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses for the three months ended September 30, 2000 and 1999 are as follows:

                                                               2000    1999
(IN THOUSANDS)                                                ------   ----
Balance at June 30,.........................................  $1,153   $914
Provision for loan loss.....................................     154     28
Write-off...................................................       0    (39)
                                                              ------   ----
Balance at September 30,....................................  $1,307   $903
                                                              ======   ====

3. SUBSEQUENT EVENTS

     On October 31, 2000, BLC Financial Services, Inc. entered into a definitive merger agreement to be acquired by Allied Capital Corporation ("Allied Capital") through a stock for stock exchange. This transaction will create a private portfolio company controlled by Allied Capital. Allied Capital also plans to merge its small business portfolio and Allied Capital Express operations into the new portfolio company. Allied Capital Express is Allied Capital's small business lending division.

     On November 3, 2000, a purported class action complaint was filed in connection with this proposed merger transaction. See Part II, Item 1. Legal Proceedings.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BLC FINANCIAL SERVICES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS QUARTER ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS -- QUARTER ENDED SEPTEMBER 30, 2000 VS. QUARTER ENDED SEPTEMBER 30, 1999

     The Company recorded net income of approximately $752,000 (or $.04 per basic share) for the three months ended September 30, 2000, as compared to net income of approximately $472,000 (or $.02 per basic share) for the three months ended September 30, 1999.

     Revenues for the three months ended September 30, 2000 totaled $5,500,000 compared to $4,513,000 at September 30, 1999 a 22% increase. This increase in revenues resulted primarily from an increase in gain on sale of loans as well as an increase in service fee income. At September 30, 2000, the Company maintained a serviced loan portfolio of 655 loans, which approximated $388,000,000 as compared to 497 loans, which approximated $273,921,000 at September 30, 1999.

     Gain on sale of loans increased from $2,119,000 at September 30, 1999 to $3,195,000 at September 30, 2000, a 51% increase. This increase can be attributed to higher premiums earned on the sale of the guaranteed portions of loans sold, as well as the securitization of $7,658,000 in unguaranteed loans in the quarter. The average premium on loans sold during the quarter ended September 30, 2000 was approximately 8%, as compared to 6% in the same quarter last year. The Company sold $22,054,000 in guaranteed loans during the quarter ended September 30, 2000 as compared to $22,683,000 in the quarter ended September 30, 1999.

     Interest income decreased from approximately $1,132,000 for the three months ended September 30, 1999 to approximately $990,000 for the three months ended September 30, 2000, or by approximately 13%. This decrease was due to the securitization and sale of the unguaranteed portion of SBA loans during the quarter ended September 30, 2000. The Company's performing and retained loan portfolio held by the Company at September 30, 2000 was $31,444,000 compared to $45,207,000 at September 30, 1999. This decrease in interest income was partially offset by an increase in the prime rate, which increased to 9.5% at September 30, 2000 from 8% at September 30, 1999.

     Service fee income, increased by approximately 15% from the prior year's quarter, due in part to the Company's increased serviced and sold loan portfolio which approximated $332,615,000 at September 30, 2000 compared to $212,516,000 at September 30, 1999. This increase was partially offset by an overall decrease in the service fee rates earned on the sale of the guaranteed portion of SBA loans as well as an increase in the amortization or principal payments on the residual interest. The Company continues to earn additional residual interest income, on both the unguaranteed and guaranteed loans sold.

     Loans in the aggregate amount of approximately $27,495,000 were funded by the Company during the three months ended September 30, 2000, as compared to loans in the aggregate principal amount of approximately $34,267,000 for the three months ended September 30, 1999. The guaranteed principal amounts of the loans funded during the three months ended September 30, 2000 aggregated $20,581,000 compared to approximately, $24,891,000 for the prior year's period.

     As of September 30, 2000, the Company's loan production offices were located in Richmond and Alexandria, Virginia (near Washington D.C.), Panama City, Florida, Wichita, Kansas, McKinney,

Texas, Manalapan and Mt. Arlington, New Jersey, Seattle, Washington, Phoenix, Arizona, Omaha, Nebraska, Oklahoma City, Oklahoma and Hartford, Connecticut.

     At September 30, 2000, 32 proposed loans in the approximate aggregate principal amount of $13,426,000 had received both Business Loan Center, Inc. (Business Loan Center) and SBA approval and were awaiting closing. In addition, 70 proposed loans in the approximate aggregate principal amount of $40,241,000 were approved by Business Loan Center and awaiting submission to the SBA or awaiting SBA approval. Business Loan Center's existing capital resources should enable it to fund these loans and additional loans in process.

     At September 30, 2000, one proposed loan in the approximate aggregate principal amount of $1,400,000 had received both BLC Commercial Capital Corp. and USDA approval and were awaiting closing. In addition, 8 proposed loans in the approximate aggregate principal amount of $34,860,000 were approved by BLC Commercial Capital Corp. and awaiting submission to the USDA or awaiting USDA approval. BLC Commercial Capital Corp.'s existing capital resources should enable it to fund these loans and additional loans in process.

     The Company's operating expenses increased from approximately $2,102,000 for the three months ended September 30, 1999 to approximately $2,495,000 for the quarter ended September 30, 2000, an increase of 19%. This was due to an increase in payroll expenses as well as an increase in the allowance for credit losses.

     General and administrative expenses of approximately $808,000 for the three months ended September 30, 2000 increased from approximately $775,000, an increase of 4%.

     Interest expense increased by approximately 11% during the three months ended September 30, 2000 as compared to the prior year's period. This was due to an overall increase in the borrowing base rate as well as increases in borrowings under the B&I credit facility. This increase was partially offset by a decrease in the average retained SBA loan portfolio at September 30, 2000, as a result of the securitization of the SBA unguaranteed loans.

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

     The Company, through its subsidiary Business Loan Center, Inc., maintains a revolving securitization facility totaling $75 million. This type of securitization structure provides for periodic sales of the unguaranteed portion of the SBA loans into a conduit facility on a revolving basis. As of September 30, 2000, the outstanding balance of loans sold into the facility approximated $40,182,000.

     The Company believes that its current capital resources and future cash flows will be sufficient to meet its future financial obligations and projected capital requirements, based on the resources provided by the credit facilities described above, the anticipated proceeds from sales of both the guaranteed and unguaranteed portion of loans in the secondary market, the cash generated from the existing portfolio in the form of interest and servicing income, and the regular principal repayments on loans receivable. Management believes that the Company should be able to originate and fund at least $190 million in new loans during the fiscal year ending June 30, 2001. However, there can be no assurances that the Company will be able to achieve this level.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 2000, a purported class action complaint (C.A. No. 18483) was filed in the Delaware Court of Chancery on behalf of the shareholders of BLC by Rebekah Benison, a purported shareholder of BLC, against Robert F. Tannenhauser, Peter D. Blanck, Jerome B. Alenick, Robert W. D'Loren, Irwin E. Redlener, Kenneth S. Schwartz, Robert W. Wien, BLC and Allied Capital. The plaintiff alleges that the members of the BLC Board of Directors have breached their fiduciary duties to BLC shareholders in approving the merger and related transactions. Allied Capital is alleged to have aided and abetted this breach by agreeing to the transaction. The plaintiff seeks various remedies, including an injunction to prevent the consummation of the merger and compensatory damages in an unspecified amount. BLC believes that this suit is without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          27     Financial Data Schedule

     b. No reports were filed by the Company on Form 8-K during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLC Financial Services, Inc.

                                            By: /s/ ROBERT F. TANNENHAUSER
                                              ----------------------------------
                                                Robert F. Tannenhauser
                                                President

                                            By:  /s/ JENNIFER M. GOLDSTEIN
                                              ----------------------------------
                                                Jennifer M. Goldstein
                                                Chief Financial Officer and
                                                Treasurer

Date: November 7, 2000